Form 10-Q
period 1995-03-31
RYAN BECK & CO INC
filed 1995-05-11
CIK 793280

6

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

[  ] TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                    For the transition period
     from_______________________to_________________________

Commission file number: 0-14684

                     RYAN, BECK & CO., INC.
     (Exact name of registrant as specified in its charter)

      New Jersey                                  22-1773796
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

           80 Main Street, West Orange, New Jersey 07052
             (Address of principal executive offices)

             201-325-3000 (Issuer's telephone number)

_________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No_________

              APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 8, 1995 there were 3,090,774 shares of Common Stock, par value $. 10 per share, outstanding.

                     RYAN, BECK & CO., INC.

                              INDEX


                                                 Page Number

Part 1. Financial Information                          3

     Item 1.  Financial Statements

           Consolidated Statements of Financial
           Condition as of March 31, 1995 (unaudited)
           and December 31, 1994                       4-5

           Consolidated Statements of Income for
           the Three Months Ended March 31, 1995
           and March 31, 1994                          6

           Consolidated Statements of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 1995
           and March 31, 1994                          7

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1995
           and March 31, 1994                          8-9

           Notes to Interim Consolidated Financial
           Statements                                  10

     Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                  11-12

Part II.  Other Information                            12-13

     Signatures                                        14



Part 1.   Financial Information

  Item 1.      Financial Statements

     The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1995 and for the three months ended March 31, 1995 and March 31, 1994 reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

     The results of operations for the three month period ended
March 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

          RYAN, BECK & CO., INC.  AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (In thousands, except per share data)

                                   March 31, December 31,
                                      1995       1994
                                  (unaudited)
ASSETS
Cash                             $      279 $        64
Cash segregated under federal
and other regulations                    11          11
Receivable from:
Customers                                 -          20
Brokers, dealers and clearing
organizations                           210          42
Accrued revenues                        185          51
Other                                    76         338
Securities owned, at market value    15,476      18,688
Deferred income taxes                   497         433
Property and equipment at cost less accumulated
depreciation and amortization           704         508
Other assets                            260         241
Total assets                       $ 17,698    $ 20,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to clearing broker        $   1,119   $   1,284
Securities sold, but not yet
purchased, at market value            1,039         891
Accrued employee compensation
and benefits                          1,845       2,163
Accounts payable and other
accrued expenses                      1,557       1,460
Income taxes payable                    122       1,495
ESOP loan obligation                    759         846
Total liabilities                     6,441       8,139

Stockholders' equity:
Preferred stock - $.10 par value
Authorized - 2,000,000 shares
Issued and outstanding - 437,080 shares March 31, 1995
444,180 shares December 31, 1994         44          44
Common stock - $. 10 par value
Authorized - 30,000,000 shares
Issued and outstanding - 3,088,149 shares March 31, 1995
3,081,049 shares December 31, 1994      309         308
Additional paid-in capital           10,911      10,907
Retained earnings                     1,323       2,323
Unearned compensation -
restricted stock grants               (552)       (488)
Unearned ESOP compensation            (778)       (837)
Total stockholders' equity           11,257      12,257
Total liabilities and
stockholders' equity               $ 17,698    $ 20,396
See accompanying notes to consolidated financial statements.

       RYAN, BECK & CO., INC.  AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
         (In thousands, except per share data)
                      (UNAUDITED)

                              Three months ended
                           March 31,       March 31,
                              1995            1994

Revenues:
 Principal transactions        $ 3,278     $ 3,102
 Commissions                       533         846
Investment banking               1,433       3,217
 Interest and dividends            239         123
 Other                              50          55
Total revenues                   5,533       7,343

Operating expenses:
 Compensation and benefits       3,678       3,820
 Communications                    295         279
 Occupancy and equipment rental
 and depreciation                  231         215
 Floor brokerage, exchange and
 clearance fees                    382         105
 Interest                           58          25
 Other                             602         539
Total operating expenses         5,246       4,983

Income before provision for
income taxes                       287       2,360
Provision for income taxes         100         957
Net income                     $   187     $ 1,403

Earnings per common share
     Primary                    $ 0.05      $ 0.40
     Fully Diluted              $ 0.05      $ 0.40

Weighted average number of shares
     Primary                     3,090       3,525
     Fully Diluted               3,404       3,525

See accompanying notes to consolidated financial statements.

                 RYAN, BECK & CO., INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
              (In thousands, except per share data)

                                                    Unearned
                                                     Compen-   Un-
                                              Re-    sation   earned  Total
                            Pre-     Add'l  tained Restricted  ESOP   Stock
                   Common  ferred   Paid in  Earn-   Stock   Compen-  holders'
                    Stock   Stock   Capital  ings    Grants   sation  Equity

Three Months Ended March 31, 1994

Balance at
January 1, 1994     $352   $ -    $10,896   $936  ($122)    $ -    $12,063

Unearned compensation:
restricted
stock grants           -     -        -       -    (116)       -     (116)

Amortization of
restricted stock grants:
unearned compensation  -     -        -       -      20        -       20

Issuance of 625 shares
through exercised
stock options          -     -        2       -      -         -        2

Net income             -     -       -    1,403      -        -     1,403

Dividends declared:
Common stock           -    -        -    (670)     -        -      (670)

Balance at March
31, 1994            $352  $ -  $10,898  $1,669  ($218)    $ -    $12,702

Three months ended March 31, 1995

Balance at January
1, 1995            $308  $44  $10,907  $2,323  ($488)   ($837)  $12,257

Unearned compensation:
restricted stock
grants               -    -        -        -   (116)     -       (116)
Amortization of
restricted stock grants:
unearned compensation-    -        -        -      52     -          52

Amortization of ESOP
unearned compensation-    -        4        -      -      60         64

Conversion of preferred stock
to common stock
(7,100 shares)       1    -        -        -       -    (1)          0

Net Income           -    -        -      187       -     -         187

Dividends declared:
Common stock         -    -       -    (1,140)      -     -      (1,140)
Preferred stock      -    -       -       (47)      -     -         (47)

Balance at March
31, 1995         $ 309  $ 44  $10,911  $ 1,323  $ (552) $ (778) $11,257


            RYAN, BECK & CO., INC.  AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH
                           (UNAUDITED)


                                  Three months ended
                                 March 31, March 31,
                                    1995      1994
                                    (in thousands)
Cash flows from operating activities:
Net income                          $187    $1,403

Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization        59        33
 Amortization of restricted
 stock grants                         52        21
 Amortization of ESOP unearned
 compensation                         60         -
 Deferred income taxes              (64)         -
(Increase) decrease in assets:
Receivables -
 Customers                            20     (215)
 Brokers, dealers and
 clearing organizations            (168)   (1,549)
 Accrued revenues                  (134)     (568)
 Other                               262       217
 Securities owned, at market value 3,212     4,513
 Other assets                       (19)        74

Increase (decrease) in liabilities:
Payables -
 Payable to clearing broker        (165)   (4,618)
 Securities sold, but not yet purchased -
 at market value                     148       156
 Accrued employee compensation
 and benefits                      (318)       609
 Accounts payable and other
 accrued expenses                     97        60
 Income taxes payable            (1,373)       470

Total adjustments                  1,669     (797)

Net cash provided by operating
activities                         1,856       606

Cash flows from investing activities:
 Capital expenditures              (255)       (8)
 Net cash (used) by investing
 activities                        (255)       (8)

Cash flows from financing activities:
 Dividends paid
 Common                          (1,140)     (670)
 Preferred                          (43)         -
 Principal payments of ESOP
 obligation                         (87)         -
 Proceeds from exercised stock options -         2
 Common stock repurchased for
 restricted stock grants           (116)     (116)

Net cash (used) in financing
activities                       (1,386)     (784)

Net increase (decrease) in cash      215     (186)

Cash at beginning of period           75       475

Cash at end of period            $   290   $   289

Supplemental disclosures of cash flow information:
Cash paid during quarter for:
 Interest                         $   58  $     25
 Income taxes                      1,582       488

Disclosure of accounting policy:
For purposes of the consolidated statements of cash flows, the Company includes in cash all cash and securities segregated in compliance with federal and other regulations.

See accompanying notes to consolidated financial statements.

                     RYAN, BECK & CO., INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1995, and the results of its operations and cash flows for the three months ended March 31, 1995 and March 31, 1994. All such adjustments are of a normal and recurring nature.

  The accounting policies followed by the Company are set forth in the notes to the Company's financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

2.The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

3.Securities owned are reflected at market value. Securities in the Company's trading account consisted of the following:

                                      March 31,  December 31
                                         1995        1994
                                     (unaudited)
                                           (in thousands)

State and municipal debt               $7,618      $13,604
Corporate debt                          3,566        1,913
Corporate equity                        3,961        2,956
U.S. Government and Agency debt           331          215
Other                                       -            -

Total                                 $15,476      $18,688

4. The Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4 which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At March 31, 1995 and December 31, 1994, the Company's net capital was approximately $7,562,000 and $9,106,000 respectively, which exceeded minimum net capital requirements by $6,562,000 and $8,106,000 respectively.

Item 2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations

   a.  Results of Operations

   Three Months Ended March 31, 1995
   Compared With Three Months Ended March 31, 1994

   Net income for the three months ended March 31, 1995 was $187,000 compared to $1,403,000 during the same period ending March 31, 1994. On a fully diluted basis, earnings per share decreased to $.05 per share for the three months ending March 31, 1995 from $.40 per share during the same period in 1994.

   Total revenues decreased $1,780,000 or 23.7% to $5,745,000 in the three months ended March 31, 1995 from $7,525,000 in the prior year period.

   Revenues from principal transactions increased $176,000 or 5.7% to $3,278,000 in 1995 from $3,102,000 in 1994. This increase can be attributed to an increase of $274,000 from trading corporate debt securities, and an increase of $235,000 from trading tax-exempt securities. These increases are partially offset by a decrease of $333,000 from trading equity securities. The increase in revenues attributable to trading corporate debt securities reflected increased research coverage and purchase recommendations and favorable market conditions. The increase in revenues attributable to trading tax-exempt securities reflected favorable market conditions and larger inventory positions. The decrease in revenues attributable to trading equity securities reflected narrower spreads and reduced retail activity.

   Revenues from investment banking services decreased $1,784,000 or 55.5% to $1,433,000 in the 1995 period from $3,217,000 in the comparable 1994 period. This was due to a $1,575,000 decrease in revenues related to consulting, placement and valuation fees, a decrease in revenue from underwriting tax-exempt debt securities of $189,000 and a decrease in revenue from underwriting equity securities of $20,000. The decrease in consulting, placement and valuation fees resulted in part from the timing of the closing of certain thrift conversions, including mutual holding company formations. During the first quarter of 1994, a significant number of conversion transactions closed, while during the first quarter of 1995 fewer transactions closed. Additionally, fee income from merger and acquisition advisory services was significantly lower during the first quarter of 1995. This decline resulted primarily from the decline in financial institution stock prices during the late third and fourth quarters of 1994 which reduced merger and acquisition activity. There is expected to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of changes in federal regulatory policy regarding thrift conversions. The decrease in revenue from underwriting tax-exempt debt securities reflects reduced levels of issuance of new municipal securities and reduced spreads.

   Commission revenue decreased $313,000 or 37.0% to $533,000 in 1995 from $846,000 in 1994. The decrease in revenue includes a decrease in equity security commissions of $198,000 and a decrease in mutual fund commissions of $115,000 and is mainly attributable to reduced retail trading activity and lower mutual fund sales.

   Revenue from interest and dividends increased $116,000 or 94.3% to $239,000 in 1995 from $123,000 in 1994. This income is a result of increased levels of inventory carried during 1995 as well as a higher interest rate environment in 1995.

   Total operating expenses increased $293,000 or 5.7% to $5,458,000 in 1995 from $5,165,000 in 1994. This increase is primarily attributable to an increase in floor brokerage, exchange and clearance fees of $277,000 or 263.8%, an increase in interest expense of $63,000 or 30.4%, an increase in other expenses of $63,000 or 11.7%, partially offset by a decrease in compensation and benefits of $142,000 or 3.7%. The increase in floor brokerage, exchange and clearance fees is a result of the 1994 expense being reduced by a rebate of certain clearance costs incurred in connection with transferring to a new clearing agent. The increase in interest expense reflects the higher levels of inventory that the Company maintained in the first quarter of 1995 as compared to 1994. The increase in other operating expenses is a result of an increase in the legal reserve. The decrease in compensation and benefits is due to a lower level of variable commissions paid during the first quarter of 1995.

Liquidity and Capital Funds

   As of March 31, 1995, the Company's Consolidated Statement of Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

   The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow additional funds on a secured short-term basis from its clearing broker at the prevailing brokers' call rate plus one-half of one percent. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral.

Part II.  Other Information

   Item 1.     Legal Proceedings

    On or about December 13, 1994, a complaint under the caption Robert J. Buckley, et al. v. Northwest Savings Bank ("Northwest"), et al., C.A. No. 94-340-E (U.S.D.C. W.D. Pa.), was filed in the United States District Court of the Western District of Pennsylvania. The complaint alleges violations of the Securities Act of 1933, the Securities Act of 1934, as well as various state law securities and common law claims in connection with Northwest Savings Bank's reorganization from a mutual state savings bank to a stock mutual holding Company.

   The complaint alleges that the Company was retained as a consultant and advisor to Northwest in connection with such transaction and engaged in the promotion and sale of Northwest stock. The complaint further alleges that the Offering Circular prepared in connection with the initial public offering contained misstatements of material facts and omitted to state material facts necessary to make the statement contained in the offering circular not misleading, including false statements representing that the appraised valuation and number of shares to be issued in the initial offering would be increased only if market and economic conditions warranted such increase. The complaint alleges that after the offering was concluded, the appraised value of Northwest was increased and the offering was diluted by the sale of additional shares and that such increase in appraised value was not warranted by market or economic conditions.

   The complaint seeks unspecified monetary damages against the defendants, including the Company, on behalf of all persons who subscribed for and purchased shares of common stock in Northwest's initial public offering. In connection with the offering, Northwest executed an agency agreement with the Company whereby Northwest agreed among other things to indemnify and contribute sums to the Company for losses and legal fees in connection with the offering. While Northwest has not yet reached a conclusion as to whether or not it will indemnify the Company, Northwest has agreed to advance reasonable approved expenses incurred by the Company in connection with the lawsuit.

   On March 13, 1995, the plaintiffs filed a Motion for Class Certification. By stipulation, the Company must respond to the Motion for Class Certification no later than June 19, 1995. In addition, on March 24, 1995, the Company, as well as all other defendants, filed a Motion to Dismiss the plaintiff's complaint. By stipulation, the plaintiffs must respond to the Motion to Dismiss no later than May 8, 1995. This matter remains in a preliminary stage. Although the outcome of the litigation is inherently uncertain, the Company believes that it has meritorious defenses in this action and intends to defend this matter vigorously.

   For information regarding certain other legal proceedings, see
Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   Item 2.     Changes in Securities

   Not applicable.

   Item 3.     Defaults Upon Senior Securities

   Not applicable.

   Item 4.     Submissions of Matters to a Vote of Security Holders

   Not applicable.

   Item 5.     Other Materially Important Events

   Not applicable.

   Item 6.     Exhibits and Reports on Form 8-K

   No current reports on Form 8-K were filed during the three month period ended March 31, 1995.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYAN, BECK & CO., INC.

By:/s/Allen S. Greene
Allen S. Greene
President and Chief Executive Officer

/s/Leonard J. Stanley
Leonard J. Stanley
First Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)


Dated:


May 8, 1995