Form 10-Q/A
period 1995-03-31
RYAN BECK & CO INC
filed 1995-08-04
CIK 793280

FORM 10-Q - AMENDED

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

___________________________________________________________________________
________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____X_____  No__________

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


August 2, 1995