Form 10-Q/A
period 1995-06-30
RYAN BECK & CO INC
filed 1995-08-09
CIK 793280

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995
                                   OR
[  ] TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

                        For the transition period
         from_______________________to_______________________
         __

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

______________________________________________________________________
__ ________ (Former name, former address and former fiscal year, if changed since last report)

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

At Aug. 4, 1995 there were 3,097,024 shares of Common Stock, par value $. 10 per share, outstanding.
                         RYAN, BECK & CO., INC.

                                  INDEX

                                                           Page Number

Part 1. Financial Information                                   1

   Item 1.                                             Financial

Statements

          Consolidated Statements of Financial
           Condition as of June 30, 1995 (unaudited)
          and December 31, 1994
2

          Consolidated Statements of Income for
          the Three Months and Six Months Ended June 30, 1995
          and June 30, 1994 (unaudited)
          3

          Consolidated Statements of Changes in Stockholders'
          Equity for the Six Months Ended June 30, 1995
          and June 30, 1994 (unaudited)                         4
          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1995
          and June 30, 1994 (unaudited)                        5-6

          Notes to Interim Consolidated Financial
          Statements                                           7-8

   Item 2.                                  Management's Discussion and Analysis
of
          Financial Condition and Results of
          Operations                                           8-10

Part II.  Other Information

   Item 1.                                              Legal Proceedings
10

   Item 4.                                     Submissions of  Matters to a Vote
          of Security Holders                                   11
   Item 6.                                      Exhibits and Reports on Form 8-K
12

  Signatures  131
PART I.        FINANCIAL INFORMATION
     Item 1.   Financial Statements
The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 reflect all material adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.
The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.
                 RYAN, BECK & CO., INC.  AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except per share data)

                                                  June 30,   December
                                                     31, 1995       1994
                                                 (unaudited)
ASSETS
  Cash                                         $     172 $        64
  Cash segregated under federal and other regulations             11  11
  Receivable from:
     Customers                                         -          20
     Brokers, dealers and clearing organizations                 123  42
     Accrued revenues                                145          51
     Other                                         4,701         338
  Securities owned, at market value               16,950      18,688
  Deferred income taxes                              550         433
  Property and equipment, at cost, less accumulated
     depreciation and amortization                   761         508
  Other assets                                        252        241
  Total assets                                  $ 23,665    $ 20,396

LIABILITIES AND STOCKHOLDERS' EQUITY
  Payable to clearing broker                   $    3,809  $   1,284
Securities sold, but not yet purchased, at market value
2,562
891
  Accrued employee compensation and benefits       2,284       2,163
  Accounts payable and other accrued expenses      1,550       1,460
  Income taxes payable                               537       1,495
  ESOP loan obligation                               705
846
  Total liabilities                               11,447
8,139

Stockholders' equity:
  Preferred stock - $.10 par value
     Authorized - 2,000,000 shares
     Issued and outstanding - 434,430 shares June 30, 1995
                   444,180 shares December 31, 1994               43
44
  Common stock - $. 10 par value
     Authorized - 30,000,000 shares
     Issued and outstanding - 3,090,799 shares June 30, 1995
                   3,081,049 shares December 31, 1994            309
308
  Additional paid-in capital                      10,903      10,907
  Retained earnings                                2,182       2,323
  Unearned compensation - restricted stock grants              (499)
(488)
  Unearned ESOP compensation                       (720)       (837)
  Total stockholders' equity                      12,218      12,257
  Total liabilities and stockholders' equity    $ 23,665    $ 20,396

See accompanying notes to consolidated financial statements.
                  RYAN, BECK & CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF
                   EARNINGS (In thousands, except per
                   share data)
                                (Unaudited)

                                   Three Months Ended   Six Months
Ended
                                        June 30,            June 30,
                                      1995      1994     1995     1994
Revenues:
 Principal transactions             $3,770     $3,202  $7,049  $ 6,304
 Commissions                           731       556    1,264    1,402
 Investment banking                  2,328     1,924    3,761    5,141
 Interest and dividends                177       164     415
290
 Other                                   80       57      130      112
     Total revenues:                  7,086    5,903   12,619
13,249

Operating expenses:
 Compensation and benefits           3,793     3,319    7,471    7,139
 Communications                        298       247      592      526
 Occupancy and equipment rental and depreciation          242      198
473  413
 Floor brokerage, exchange and clearance fees             408      303
790  408
 Interest                               94         45     152
73
 Other                                 540       410    1,142      949
Total operating expenses            5,375     4,522   10,620     9,508

Income before provision for income taxes        1,711  1,381
1,999
3,741
Provision for income taxes               651     551      752    1,508
Net income                          $1,060     $ 830   $1,247   $2,233
Earnings per common share:
 Primary                              $.33     $ .24     $.37    $ .65
 Fully diluted                        $.31     $ .24     $.37    $ .64
Weighted average number of shares:
 Primary                             3,094     3,124    3,092    3,323
Fully diluted                       3,404      3,455   3,404     3,489









See accompanying notes to consolidated financial statements.
                     RYAN, BECK & CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                   (In thousands, except per share
                                   data) (UNAUDITED)

                                                   Unearned
                                  Additional    Compensation Unearned Total
                       CommonPreferred Paid-in    Retained Restricted ESOP
Stockholders'
                       Stock  Stock Capital Earnings Stock Grants
Compensation Equity
Six Months Ended June 30, 1994
Balance at January 1, 1994$352$      -$10,896$936 $(122) $       - $12,062
Conversion of Common Stock to
   Preferred Stock (635,789 shares)   (63)    63       -         -       - -
-

Exchange offering costs    -      -      - (119)       -         -   (119)
Unearned compensation -
   restricted stock grants -      -      -     -   (116)         -   (116)
Unearned compensation related to
   Preferred stock purchased by ESOP     -     -       -         -       -
(929)
(929)

Amortization of restricted stock grants -
    unearned compensation  -      -      -     -      44         -      44
Issuance of 625 shares through
   exercised stock options -      -      2     -       -         -       2

Net income                 -      -      - 2,233       -         -   2,233
Dividends declared:  Common stock -      -     - (1,756)         -       -
(1,756)
                                 Preferred stock         -             -
-                       (73)         -        -    (73)

Balance at June 30, 1994$289$      63$10,898$1,221$(194)   $ (929) $11,348

Six months ended June 30, 1995
Balance at January 1, 1995$308  $44$10,907$2,323  $(488)    $(837) $12,257

Unearned compensation -
   restricted stock grants -      -      -     -   (116)         -   (116)

Amortization of restricted stock grants -
   unearned compensation   -      -      -     -     105         -     105

Amortization of ESOP
   unearned compensation   -      -    (4)     -       -       117     113

Conversion of preferred stock
   to common stock (9,750 shares) 1    (1)     -       -         -       - 0

Net Income                 -      -      - 1,247       -         -   1,247

Dividends declared:  Common stock -      -     - (1,295)         -       -
(1,295)
                                 Preferred stock         -        -
-
(93)                       -           -       (93)

Balance at June 30, 1995 $  309$   43$10,903$ 2,182$  (499)$  (720)$12,218
See accompanying notes to consolidated financial statements.
                 RYAN, BECK & CO., INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH
                        FLOWS INCREASE (DECREASE) IN
                        CASH
                                (In thousands)
                                (UNAUDITED)


                                                     Six Months
                                                        Ended June
                                                        30,
                                                   1995
1994
Cash flows from operating activities:
   Net income                                    $1,247        $2,233
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                 127            74
      Amortization of restricted stock grants       105            44
      Amortization of ESOP unearned compensation                  117 -
      Deferred income taxes                       (117)             -
      (Increase) decrease in assets:
        Receivables -
            Customers                                20         (513)
            Brokers, dealers and clearing organizations               (81)
75
            Accrued revenues                       (94)       (1,151)
            Other                               (4,363)           155
      Securities owned, at market value           1,738       (5,480)
      Other assets                                 (11)         (145)

      Increase (decrease) in liabilities:
        Payables -
            Payable to clearing broker            2,525         5,713
            Securities sold, but not yet purchased -
            at market value                       1,671           464
            Accrued employee compensation and benefits            121
806
            Accounts payable and other accrued expenses
90
(83)
            Income taxes payable                  (958)         (176)

Total adjustments                                   890         (217)

Net cash provided by operating activities         2,137         2,016













                 RYAN, BECK & CO., INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH
                        FLOWS INCREASE (DECREASE) IN
                        CASH
                                (In thousands)
                                (UNAUDITED)


                                                     Six Months
                                                        Ended June
                                                        30,
                                                   1995
1994
Cash flows from investing activities:
  Capital expenditures                           $(380)
$(88)

  Net cash (used) by investing activities         (380)
(88)

Cash flows from financing activities:
  Dividends paid
     Common                                     (1,295)
(1,756)
     Preferred                                     (97)
(73)
  Principal payments of ESOP obligation           (141)
(15)
  Proceeds from exercised stock options               -
2
Common stock repurchased for restricted stock grants         (116)  (116)
  Exchange offering costs                             -        (119)
Net cash (used) in financing activities       (1,649)      (2,077)

Net increase (decrease) in cash                     108
(149)

Cash at beginning of period                          75          475
Cash at end of period                            $  183        $ 326
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                     $ 152       $   73
     Income taxes                                 1,826        1,213

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

                          RYAN, BECK & CO., INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc., (the "Company") as of
June
 30, 1995, and the results of its operations and cash flows for the three and six month periods ended June 30, 1995 and 1994. All such adjustments are of a normal and recurring nature.

 The accounting policies followed by the Company are set forth in the notes to the Company's financial statements as set forth in the
Company's
 Annual Report on Form 10-K for the year ended December 31, 1994.
Certain
 reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

2. The results of operations for the three months and six months periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

3. Securities owned are stated at market value. Securities in the Company's trading accounts consisted of the following:

                                        June 30, 1995    December 31,
                                         (Unaudited)         1994
                                                                 (in
thousands)

States and municipalities                 $  9,767        $13,604
Corporate equity                             5,582          1,913
Corporate debt                               1,336          2,956
U.S. Government and agency                     265            215
Other                                            -              -

  Total                                    $16,950        $18,688

4. The Company is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as
 defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of rule 15c3-1(a)4, which
 provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At June 30, 1995 and December 31, 1994, the Company's net
capital was approximately $8,324,000 and $9,106,000, respectively, which exceeded minimum net capital requirements by $7,324,000 and $8,106,000, respectively.

5.Primary earnings per share are computed by deducting preferred dividends from net income in order to determine net income attributable to common stockholders. This amount is then divided by the weighted average number
 of common shares outstanding and common stock equivalents arising from stock options.

 Fully diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and preferred stock assumed converted to common stock, excluding
125,851 unallocated and unreleased issued shares held by the ESOP trust.

6. On July 10, 1995, the Company filed amended Federal tax returns for years ended December 31, 1994, 1993 and 1992. The Company has requested refunds totaling approximately $224,000 in the aggregate. Upon the resolution of these amended returns, the Company may restate prior years'
 earnings. If restatement is required, the proforma increase to earnings per share for the six month periods ending June 30, 1994, 1993 and 1992 would be $.013 per share, $.014 per share and $.003 per share respectively.

     Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

          a.   Results of Operations
              Six Months Ended June 30, 1995 Compared With
               Six Months Ended June 30, 1994

     Net income for the six months ended June 30, 1995 was $1,247,000 compared to $2,233,000 during the same period ending June 30, 1994. On a fully diluted basis, earnings per share decreased to $.37 per share for the six months ending June 30, 1995 from $.64 per share during the same period in 1994.

     Total revenues decreased $630,000 or 4.8% to $12,619,000 for the six months ended June 30, 1995 from $13,249,000 in the prior year period.

     Revenues from principal transactions increased $745,000 or 11.8% to $7,049,000 in the 1995 period from $6,304,000 for the six months ended June 30, 1994. This increase can be attributed to an increase of $565,000 from trading corporate debt securities, and an increase of $261,000 from trading tax-exempt securities. These increases were partially offset by a decrease of $81,000 from trading equity securities. The increase in revenues attributable to trading corporate debt securities reflected increased research coverage and purchase recommendations, favorable market conditions and greater participation of the sales force in the entire product line. The increase in revenues attributable to trading tax exempt securities reflected favorable market conditions and larger inventory positions. The decrease in revenues attributable to trading equity securities reflected narrower spreads.

     Revenues from investment banking decreased $1,380,000 or 26.8% to $3,761,000 in the 1995 period from $5,141,000 for the comparable 1994 period. This was due to a $1,605,000 decrease in revenues related to consulting, placement and valuation fees, a decrease in revenue from underwriting tax-exempt debt securities of $197,000, partially offset by an increase in revenue from underwriting equity securities of $422,000. The decrease in consulting, placement and valuation fees resulted in part from the closing of fewer thrift conversions, including mutual holding company formations. During the first six months of 1994, a significant number of conversion transactions closed, while during the first six months of 1995 fewer transactions closed. Additionally, fee income from merger and acquisition advisory services was significantly lower during the first six months of 1995. This decline resulted primarily from the decline in financial institution stock prices during the late third and fourth quarters of 1994, which reduced merger and acquisition activity. There is expected to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and potential changes in federal regulatory policy regarding thrift conversions. The decrease in revenue from underwriting tax-exempt debt securities reflects reduced levels of issuance of new municipal securities and reduced spreads. The increase in revenue from underwriting equity securities is due to the closing of an equity underwriting for a financial institution seeking additional capital and the closing of the Ryan, Beck Banking Opportunity Trust, Series 2.

     Commission revenue decreased $138,000 or 9.8% to $1,264,000 in 1995 from $1,402,000 in 1994. The decrease in revenue includes a decrease in equity security commissions of $119,000 and a decrease in mutual fund commissions of $19,000 and is mainly attributable to reduced trading activity in the first quarter of 1995.

     Revenue from interest and dividends increased $125,000 or 43.1% to $415,000 in 1995 from $290,000 in 1994. The increase in revenue from interest and dividends is a result of increased levels of inventory carried during 1995 as well as a higher interest rate environment in 1995.

     Total operating expenses increased $1,112,000 or 11.7% to $10,620,000 in 1995 from $9,508,000 in 1994. This increase is primarily attributable to increases in floor brokerage, exchange and clearance fees of $382,000, compensation and benefits of $332,000, other operating expenses of $193,000, interest expense of $79,000, communications expense of $66,000 and occupancy and equipment expense of $60,000. The increase in floor brokerage, exchange and clearance fees is a result of the 1994 expense being reduced by a rebate of certain clearance costs incurred in connection with transferring to a new clearing agent. The increase in compensation and benefits is mainly attributable to an increase in salary expense reflective of normal salary increases and increased personnel added in an effort to increase revenues by the opening of a branch office in Florida and the activation of Ryan, Beck Planning and Insurance Agency, Inc. The increase in other operating expenses is primarily a result of an increase in the legal reserve and an increase in other expenses.

          b.   Results of Operations

             Three Months Ended June 30, 1995 Compared With
               Three Months Ended June 30, 1994

   Net income for the three months ended June 30, 1995 was $1,060,000 compared to $830,000 during the same period ending June 30, 1994. On a fully diluted basis, earnings per share increased to $.31 per share for the three months ending June 30, 1995 from $.24 per share during the same period in 1994.

     Total revenues increased $1,183,000 or 20.0% to $7,086,000 in the three months ended June 30, 1995 from $5,903,000 in the three months ended June 30, 1994.

     Revenues from principal transactions increased $568,000 or 17.7% to $3,770,000 in the 1995 period from $3,202,000 for the 1994 period. This increase can be attributed to an increase of $291,000 from trading corporate debt securities, an increase of $252,000 from trading equity securities and an increase of $25,000 from trading tax-exempt securities. The increase in revenues attributable to trading corporate debt securities reflected increased research coverage and purchase recommendations, favorable market conditions and greater participation of the sales force in the entire product line. The increase in revenue attributable to trading equity securities primarily reflects increased activity due to the favorable environment for bank securities.
     Revenues from investment banking increased $404,000 or 21.0% to $2,328,000 in the 1995 period from $1,924,000 for the 1994 period. This was due to a $438,000 increase in underwriting equity securities, partially offset by a $31,000 decrease in revenue from consulting, placement and valuation fees. The increase in revenue from underwriting equity securities reflects the closing of an equity underwriting for a financial institution seeking additional capital and the closing of the Ryan, Beck Banking Opportunity Trust, Series 2.
     Commission revenue increased $175,000 or 31.5% to $731,000 in the three months ended June, 1995 from $556,000 for the 1994 period, largely reflective of increased trading activity.
                                                                 Total
operating expenses increased $853,000 or 18.9% to $5,375,000 in 1995 from $4,522,000 in 1994. This increase is primarily attributable to an increase in compensation and benefits of $474,000, an increase in other operating expenses of $130,000, and an increase in floor brokerage, exchange and clearance fees of $105,000. The increase in compensation and benefits is mainly attributed to an increase in salary expense and an increase in commission expense. The increase in salary expense is reflective of normal salary increases as well as personnel added in an effort to increase revenues by the opening of a branch office in Florida and the activation of Ryan, Beck Planning and Insurance Agency, Inc. The increase in commission expense is attributed to increased trading volume. The increase in other operating expenses is mainly attributed to an increase in legal reserves and an increase in other operating expenses. The increase in floor brokerage, exchange and clearance fees is mainly attributed to increased trading volume.
Liquidity and Capital Funds

     As of June 30, 1995, the Company's Consolidated Statement of
Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

     The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short term secured borrowings. The Company maintains a facility pursuant to which it may borrow from its clearing broker at prevailing brokers' call rates plus one-half of one percent. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral.

Part II.                                   OTHER INFORMATION

     Item 1.                               Legal Proceedings

          Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the quarter ended June 30, 1995. For information concerning other legal proceedings involving the Company, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     On December 13, 1991, an action was filed in the United States District Court for the District of New Jersey under the caption Schiffli Embroidery Workers Pension Fund v. Ryan. Beck & Co.. Inc. et al. (Civ. Act. No. 91-5433) alleging that the Company and one of its former account executives had engaged in violations of federal securities laws, the Employee Retirement Income Security Act ("ERISA"), the Racketeering Influenced and Corrupt Practices Act ("RICO"), and various common law claims in connection with the purchase of securities. The complaint filed in this action alleges a net loss of $1,400,000 and the plaintiffs have recently submitted an expert's report claiming actual losses of approximately $2,500,000. Plaintiffs are also seeking punitive damages, treble damages, interest, attorneys' fees and expenses. On February 20, 1992, the Company filed a Motion to Dismiss this action, and on September 25, 1992, the court dismissed the Plaintiff's RICO claims. All other claims remain pending. The Company has also filed crossclaims against the trustees of the Pension Fund. Discovery was suspended in this matter on the last week of September, 1993, as a result of the filing of a motion to disqualify plaintiffs' counsel. Such motion was decided in favor of the Company and new counsel has been appointed to represent the Pension Fund. On December 29, 1994, a status conference was held before the Magistrate Judge assigned to this matter. On May 5, 1995, the Magistrate Judge entered a scheduling order and discovery has continued. The matter is listed for a pre-trial conference on December 15, 1995.
     Although the outcome of litigation is inherently uncertain, and no assurances regarding the final outcome of this matter can be given, the Company believes that it has meritorious defenses in this action and intends to contest this matter vigorously. However, assuming no significant contribution from the other defendants, a judgment in an amount equal to the damages sought by plaintiff could have a material adverse effect on the Company's financial condition.
          The Company, Ryan, Beck Financial Corp., a wholly-owned subsidiary of the Company, and a former account executive of the Company have been named as third-party defendants in Inrevco Associates v. BDO Seidman, et al., v. Ryan, Beck & Co., et al., Superior Court of New Jersey, Law Division, No. MRS-:-2961-94. Inrevco is a New Jersey limited partnership. Ryan, Beck Financial Corp. (RBFC) is a special limited partner in the partnership and such former account executive is a limited partner. The third-party plaintiffs allege that the Company and RBFC breached these duties and are liable to the third-party plaintiffs for contribution in the event the plaintiff prevails at trial.
          On February 17, 1995, a motion to dismiss filed by the

defendants was granted in favor of RBFC and the former account executive.

RBFC and the Company's former account executive were dismissed by order of the Court on March 9, 1995.  Discovery in this case is proceeding.

Although the outcome of litigation is inherently uncertain, and no assurances regarding the final outcome of this matter can be given, the

Company believes that it has meritorious defenses in this action and intends to contest the matter vigorously.

     Item 2.   Changes in Securities

Not applicable.

                Item 3.   Defaults upon Senior Securities

Not applicable.

               Item 4.   Submissions of Matters to a Vote of Security
Holders


At the Company's Annual Meeting, held on May 2, 1995, the following directors were elected:


                    Bruce M. Chodash
                    Allen S. Greene
                    Richard B. Neff
                    Peter W. Rodino




The following directors are
continuing:
                    Michael M. Horn
                    Matthew R. Naula
                    Ben A. Plotkin
                    Fenwick H. Garvey
                    Jack R. Rosenthal
                    David Tendler
Additionally, a proposal to increase the Company's Amended and Restated Restricted Stock Grant Plan by
$1 million was submitted to a vote of security holders:

                         Votes
                      For:    2,806,208
                    Against:  94,896
                    Abstain:  32,203

               Item 5.   Other Materially Important Events

Not applicable.

     Item 6.               Exhibits and Reports on Form 8-K

               (a) A statement regarding the computation of per share earnings is omitted because the computation can be determined from the material contained in this Quarterly Report on Form 10-Q.


               (b) A current report on Form 8-K was filed on July 19, 1995 to report, pursuant to Item 5, that the Company announced a stock repurchase program.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYAN, BECK & CO., INC.


                                      By:/s/ Allen S. Greene
                                             Allen S. Greene
                                              President and Chief
                                     Executive Officer
                                      /s/ Leonard J. Stanley Leonard J.
                                          Stanley
                                        First Vice President Chief
                                     Financial Officer
                                    (Principal Financial and Accounting
                                         Officer)

Dated:  August 4, 1995