Form 10-Q/A
period 1995-09-30
RYAN BECK & CO INC
filed 1995-11-08
CIK 793280

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

___________________________________________________________________________
_____ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes_____x_____  No__________

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 7, 1995 there were 3,098,304 shares of Common Stock, par value $.10 per share, outstanding.


PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 reflect all material adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

                 RYAN, BECK & CO., INC.  AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (In thousands, except per share data)

                                                September 30,
December 31,
                                                     1995       1994
                                                 (Unaudited)
ASSETS
  Cash                                         $      67 $        64
  Cash segregated under federal and other regulations             11  11
  Receivable from:
     Customers                                         -          20
     Brokers, dealers and clearing organizations               5,886  42
     Accrued revenues                                214          51
     Other                                           107         338
  Securities owned, at market value               18,089      18,688
  Deferred income taxes                              620         433
  Property and equipment, at cost, less accumulated
     depreciation and amortization                   749         508
  Other assets                                        232        241
  Total assets                                  $ 25,975    $ 20,396

LIABILITIES AND STOCKHOLDERS' EQUITY
  Payable to clearing broker                   $   4,299   $   1,284
  Securities sold, but not yet purchased, at market value             5,358
891
  Accrued employee compensation and benefits       2,016       2,163
  Accounts payable and other accrued expenses      1,400       1,460
  Income taxes payable                                10       1,495
  ESOP loan obligation                                 709        846
  Total liabilities                               13,792       8,139

Stockholders' equity:
  Preferred stock - $.10 par value
     Authorized - 2,000,000 shares
     Issued and outstanding - 414,955 shares September 30, 1995
                   444,180 shares December 31, 1994               41  44
  Common stock - $. 10 par value
     Authorized - 30,000,000 shares
     Issued and outstanding - 3,110,274 shares September 30, 1995
                   3,081,049 shares December 31, 1994            311  308
  Additional paid-in capital                      10,925      10,907
  Retained earnings                                2,090       2,323
  Unearned compensation - restricted stock grants              (484)  (488)
  Unearned ESOP compensation                        (700)      (837)
  Total stockholders' equity                      12,183      12,257
  Total liabilities and stockholders' equity    $ 25,975    $ 20,396

See accompanying notes to consolidated financial statements.
                  RYAN, BECK & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                      1995      1994     1995     1994

Revenues:
 Principal transactions             $3,664     $2,717 $10,713  $ 9,021
 Commissions                           826       509    2,091    1,911
 Investment banking                  1,655      2,682   5,417    7,823
 Interest and dividends                205        179     621       470
 Other                                    88       59     217      171
     Total revenues:                  6,438    6,146   19,059    19,396

Operating expenses:
 Compensation and benefits           3,864      3,437  11,336   10,576
 Communications                        309        280     901      806
 Occupancy and equipment rental and depreciation          248       197
720  610
 Floor brokerage, exchange and clearance fees             500       356
1,291                               764
 Interest                               81         58     233       132
 Other                                 622       536    1,765    1,485
 Total operating expenses            5,624      4,864  16,246    14,373

Income before provision for income taxes          814   1,282     2,813
5,023
Provision for income taxes              306      505    1,058    2,013
Net income                           $ 508     $ 777   $1,755   $3,010
Earnings per common share:
 Primary                             $ .15      $ .24   $ .52    $ .90
 Fully diluted                       $ .15      $ .23   $ .52    $ .87
Weighted average number of shares:
 Primary                             3,103      2,905   3,092    3,182
 Fully diluted                       3,403      3,385   3,403     3,454









See accompanying notes to consolidated financial statements.
                     RYAN, BECK & CO., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Unearned
                                  Additional    Compensation Unearned Total
                       CommonPreferred Paid-in    Retained Restricted ESOP
Stockholders'
                       Stock Stock Capital Earnings Stock Grants Compensation Equity
Nine Months Ended September 30, 1994
Balance at January 1, 1994$352$      -$10,896$936 $(122) $       - $12,062

Conversion of Common Stock to
   Preferred Stock (635,789 shares)   (63)    63       -         -       - -
-

Exchange offering costs    -      -      - (110)       -         -   (110)

Unearned compensation -
   restricted stock grants -      -      -     -   (116)         -   (116)

Unearned compensation related to
   Preferred stock purchased by ESOP     -     -       -         -       - (994)
(994)

Amortization of restricted stock grants -
    unearned compensation  -      -      -     -      70         -      70

Conversion of Preferred Stock to
    Common Stock (10,810 shares)  1    (1)     -       -         -       - 0

Amortization of ESOP
unearned compensation      -      -    (2)     -       -        40      38

Issuance of 625 shares through
   exercised stock options -      -      2     -       -         -       2

Net income                 -      -      - 3,010       -         -   3,010

Dividends declared:  Common stock -      -     - (2,395)         -       -
(2,395)
                                 Preferred stock         -             -
-                      (146)         -        -    (146)

Balance at September 30, 1994  $290$      62$10,896$1,295   $(168) $ (954)
$11,421

Nine months ended September  30, 1995
Balance at January 1, 1995$308  $44$10,907$2,323  $(488)    $(837) $12,257

Unearned compensation -
   restricted stock grants -      -      -     -   (166)         -   (166)

Amortization of restricted stock grants -
   unearned compensation   -      -      -     -     170         -     170

Amortization of ESOP
   unearned compensation   -      -     18     -       -       137     155

Conversion of Preferred Stock
   to common stock (29,225 shares)3    (3)     -       -         -       - 0

Net Income                 -      -      - 1,755       -         -   1,755

Dividends declared:  Common stock -      -     - (1,853)         -       -
(1,853)
                                 Preferred stock         -        -           -
(135)                      -           -       (135)

Balance at September 30, 1995 $  311$   41$10,925$ 2,090  $  (484)$  (700)
$12,183

See accompanying notes to consolidated financial statements.
                 RYAN, BECK & CO., INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH
                              (In thousands)
                                (Unaudited)


                                                     Nine Months Ended
                                                     September 30,
                                                   1995          1994

Cash flows from operating activities:
   Net income                                    $1,755        $3,010

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                 202           113
      Amortization of restricted stock grants       170            69
      Amortization of ESOP unearned compensation                  155 38
      Deferred income taxes                       (187)             -
      (Increase) decrease in assets:
        Receivables -
            Customers                                20         (122)
            Brokers, dealers and clearing organizations               (5,844)
75
            Accrued revenues                      (163)         (913)
            Other                                   231           208
      Securities owned, at market value             599         3,501
      Other assets                                    9         (143)

      Increase (decrease) in liabilities:
        Payables -
            Payable to clearing broker            3,015       (3,725)
            Securities sold, but not yet purchased
            at market value                       4,467           481
            Accrued employee compensation and benefits          (147) 347
            Accounts payable and other accrued expenses               (60) 27
            Income taxes payable                    (1,485)     (177)

Total adjustments                                    982         (221)

Net cash provided by operating activities         2,737          2,789






                 RYAN, BECK & CO., INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH
                              (In thousands)
                                (UNAUDITED)


                                                     Nine Months Ended
                                                     September 30,
                                                   1995          1994

Cash flows from investing activities:
  Capital expenditures                          $ (443)       $(120)

  Net cash (used) investing activities            (443)        (120)

Cash flows from financing activities:
  Dividends paid
     Common                                     (1,853)      (2,394)
     Preferred                                    (135)        (146)
  Principal payments of ESOP obligation           (137)        (103)
  Proceeds from exercised stock options               -            2
  Common stock repurchased for restricted stock grants         (166)  (116)
  Exchange offering costs                              -       (111)
  Net cash (used) in financing activities       (2,291)      (2,868)

Net increase (decrease) in cash                       3        (199)

Cash at beginning of period                          75          475

Cash at end of period                           $    78      $   276

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                 $   231        $   593
     Income taxes                                 2,678        2,655

Disclosure of accounting policy:
For purposes of the consolidated statements of cash flows, the Company includes in cash all cash and securities segregated in compliance with federal and other regulations.




See accompanying notes to consolidated financial statements.




                  RYAN, BECK & CO., INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc., (the "Company") as of September 30, 1995, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994. All such adjustments are of a normal and recurring nature.

 The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

2. The results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

3. Securities owned are stated at market value. Securities in the Company's trading accounts consisted of the following:

                                     September 30, 1995  December 31,
                                         (Unaudited)         1994
                                                                 (In
thousands)

States and municipalities                  $ 8,502        $13,604
Corporate equity                             8,486          1,913
Corporate debt                                 860          2,956
U.S. Government and agency                     241            215
Other                                            -              -

  Total                                    $18,089        $18,688

4. The Company is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of rule 15c3-1(a)4, which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At September 30, 1995 and December 31, 1994, the Company's net capital was approximately $7,265,000 and $9,106,000, respectively, which exceeded minimum net capital requirements by $6,265,000 and $8,106,000, respectively.

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

6. On July 10, 1995, the Company filed amended Federal tax returns for years ended December 31, 1994, 1993 and 1992. In October, the Company received refunds totaling $241,000 of which $18,000 represented interest on these refunds. During the fourth quarter the Company will determine if restatement of prior years' earnings is required. If restatement is required, the proforma increase to earnings per share for the nine month periods ending September 30, 1994, 1993 and 1992 would be $.019 per share, $.021 per share and $.007 per share respectively.

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

          a.   Results of Operations

               Nine Months Ended September 30, 1995 Compared With
               Nine Months Ended September 30, 1994

Net income for the nine months ended September 30, 1995 was $1,755,000 compared to $3,010,000 during the same period ending September 30, 1994. On a fully diluted basis, earnings per share decreased to $.52 per share for the nine months ending September 30, 1995 from $.87 per share during the same period in 1994.

Total revenues decreased $337,000 or 1.7% to $19,059,000 in the nine months ended September 30, 1995 from $19,396,000 in the prior year period.

Revenues from principal transactions increased $1,692,000 or 18.8% to $10,713,000 in the 1995 period from $9,021,000 in the prior year. This resulted from an increase of $640,000 in revenues from trading corporate debt securities, an increase of $616,000 in revenues from trading equity securities and an increase of $436,000 from trading tax-exempt securities. The increase in revenues attributable to trading corporate debt securities reflected increased research coverage and purchase recommendations, favorable market conditions and greater participation of the sales force in
the entire product line.   The increase in revenues attributable to trading
equity securities primarily reflects increased activity due to the favorable environment for bank securities and an increase in the number of equity securities traded. The increase in revenues attributable to trading tax-exempt securities reflected favorable market conditions and larger inventory positions.

Revenues from investment banking services decreased $2,406,000 or 30.8% to $5,417,000 in the 1995 period from $7,823,000 in the comparable 1994 period. This was due to a $2,299,000 decrease in revenues related to consulting, placement and valuation fees and a decrease in revenues from underwriting tax-exempt debt securities of $473,000, which was partially offset by an increase in revenues from underwriting equity securities of $219,000 and an increase in revenues from underwriting taxable debt securities of $147,000. The decrease in consulting, placement and valuation fees resulted primarily from reduced income from merger and acquisition advisory services during the first nine months of 1995, which was partially offset by increased income from thrift conversions, including mutual holding company formations. The decline in merger and acquisition advisory fees resulted in part from the decline in financial institution stock prices during the late third and fourth quarters of 1994, which reduced merger and acquisition activity early in 1995 and the smaller size of many of the Company's merger and acquisition transactions in 1995. There is expected to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and potential changes in federal regulatory policy regarding thrift conversions. The decrease in revenue from underwriting tax-exempt debt securities reflects reduced levels of issuance of new municipal securities and reduced spreads. The increase in revenues from underwriting equity securities is due to the closing of an equity underwriting for a financial institution seeking additional capital and the closing of the Ryan, Beck Banking Opportunity Trust, Series 2. The increase in revenues from underwriting taxable debt securities is due to the larger size of the taxable debt underwriting closed in 1995 versus 1994.

Commission revenue increased $180,000 or 9.4% to $2,091,000 in 1995 from $1,911,000 in 1994, largely reflective of increased mutual fund sales and increased trading activity.

Revenue from interest and dividends increased $151,000 or 32.1% to $621,000 in 1995 from $470,000 in 1994. The increase in revenue from interest and dividends is a result of increased levels of inventory carried during 1995.

Total operating expenses increased $1,873,000, or 13.0% to $16,246,000 in 1995 from $14,373,000 in 1994. This increase is primarily attributable to increases in compensation and benefits of $760,000, floor brokerage, exchange and clearance fees of $527,000, other operating expenses of $280,000, occupancy and equipment expense of $110,000, interest expense of $101,000 and communications expense of $95,000. The increase in compensation and benefits is mainly attributed to an increase in salary expense and an increase in commission expense. The increase in salary expense is reflective of normal salary increases, increased personnel added in an effort to increase revenues by the opening of a branch office in Florida and the activation of Ryan, Beck Planning and Insurance Agency, Inc. and an increase in expense related to the Company's Employee Stock Ownership Plan and restricted stock compensation. The increase in commission expense is attributed to increased trading volume. The increase in floor brokerage, exchange and clearance fees is a result of the 1994 expense being reduced by a rebate of certain clearance costs incurred in connection with transferring to a new clearing agent. In addition, the 1995 trading activity was 30% greater than the activity during 1994. The increase in other operating expenses is primarily a result of an increase in the legal reserve and an increase in other expenses.

          b.   Results of Operations

               Three Months Ended September 30, 1995 Compared With Three Months Ended September 30, 1994

Net income for the three months ended September 30, 1995 was $508,000, compared to $777,000 during the same period ending September 30, 1994. On a fully diluted basis, earnings per share decreased to $.15 per share for the three months ended September 30, 1995 from $.23 per share during the same period in 1994.

Total revenues increased $292,000 or 4.8% to $6,438,000 in the three months ended September 30, 1995 from $6,146,000 in the three months ended September 30, 1994.

Revenues from principal transactions increased $947,000 or 34.9% to $3,664,000 in the 1995 period from $2,717,000 in the 1994 period. This revenue increase resulted from increases of $696,000 from trading equity securities, $176,000 from trading tax-exempt debt securities and $75,000 from trading corporate debt securities. The increase in revenues attributed to trading equity securities reflected increased activity due to a favorable environment for bank securities. The increase in revenues attributable to trading tax-exempt debt securities reflected volatility in the marketplace over uncertainty as to the Federal Reserve's monetary policy causing larger spreads and higher trading profits. The increase in revenues attributable to trading corporate debt securities reflected increased research coverage and purchase recommendations, favorable market conditions and greater participation of the sales force in the entire product line.

Revenues from investment banking services decreased $1,027,000 or 38.3% to $1,655,000 in the 1995 third quarter from $2,682,000 in the 1994 period. This was due to a $695,000 decrease in revenues related to consulting, placement and valuation fees, a decrease in revenues from underwriting tax-exempt debt securities of $276,000 and a decrease in revenues from underwriting equity securities of $204,000. These decreases were partially offset by an increase in revenues from underwriting taxable debt securities of $148,000. The decrease in consulting, placement and valuation fees results from reduced fee income from merger and acquisition advisory services during the three month period, which was partially offset by increased income from thrift conversions, including mutual holding company formations. The decline in merger and acquisition advisory fees is due to the smaller size of many of the Company's merger and acquisition transactions in 1995. The decrease in revenues from underwriting tax-exempt debt securities reflects reduced levels of issuance of new municipal securities. The decrease in revenues from underwriting equity securities reflects the timing of an underwriting transaction for a financial institution which closed in the 1994 third quarter. The increase in revenues from underwriting taxable debt securities reflects the larger size of the taxable debt underwriting closed in 1995 versus 1994.

Commission revenue increased $317,000 or 62.3% to $826,000 in 1995 from $509,000 in 1994, largely reflective of increased mutual fund sales and increased trading activity.

Total operating expenses increased $760,000 or 15.6% to $5,624,000 in 1995 from $4,864,000 in 1994. This increase is primarily attributable to an increase in compensation and benefits of $427,000, an increase in floor brokerage, exchange and clearance fees of $144,000, an increase in other operating expenses of $86,000 and an increase in occupancy and equipment expense of $51,000. The increase in compensation and benefits is mainly attributable to an increase in commission expense and an increase in salary expense. The increase in commission expense is attributed to increased trading volume. The increase in salary expense is reflective of normal salary increases as well as personnel added in an effort to increase revenues by the opening of a branch office in Florida and the activation of Ryan, Beck Planning and Insurance Agency, Inc. The increase in floor brokerage, exchange and clearance fees is mainly attributed to increased trading volume. The increase in other operating expenses is mainly attributed to an increase in legal reserves and an increase in other operating expenses.

Liquidity and Capital Funds

     As of September 30, 1995, the Company's Consolidated Statement of Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

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

Part II.                                   OTHER INFORMATION

     Item 1.                             Legal Proceedings

          Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the quarter ended September 30, 1995. For information concerning other legal proceedings involving the Company, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     On December 13, 1991, an action was filed in the United States District Court for the District of New Jersey under the caption Schiffli Embroidery Workers Pension Fund v. Ryan. Beck & Co.. Inc. et al. (Civ. Act. No. 91-5433) alleging that the Company and one of its former account executives had engaged in violations of federal securities laws, the Employee Retirement Income Security Act ("ERISA"), the Racketeering Influenced and Corrupt Practices Act ("RICO"), and various common law claims in connection with the purchase of securities. The plaintiff seeks compensatory damages in excess of $1,400,000, punitive damages, treble
damages, interest, attorneys' fees and expenses.   On February 20, 1992,
the Company filed a Motion to Dismiss this action, and on September 25, 1992, the court dismissed the Plaintiff's RICO claims. All other claims remain pending. The Company has also filed crossclaims against the trustees of the Pension Fund. On May 5, 1995, the Magistrate Judge entered a scheduling order and discovery has continued. In addition, certain defendants, other than the Company, have added the former legal counsel to the Pension Fund as a third-party defendant to the action. The matter is listed for a pre-trial conference on December 15, 1995.
     Although the outcome of litigation is inherently uncertain, and no assurances regarding the final outcome of this matter can be given, the Company believes that it has meritorious defenses in this action and intends to contest this matter vigorously. However, assuming no significant contribution from the other defendants, a judgment in an amount equal to or greater than the damages sought by plaintiff could have a material adverse effect on the Company's financial condition.

          The Company, Ryan Beck Financial Corp., a wholly-owned subsidiary of the Company, and a former account executive of the Company have been named as third-party defendants in Inrevco Associates v. BDO Seidman, et al., v. Ryan, Beck & Co., et al., Superior Court of New Jersey, Law Division, No. MRS-:-2961-94. Inrevco is a New Jersey limited partnership. Ryan, Beck Financial Corp. (RBFC) is a special limited partner in the partnership and such former account executive is a limited partner. The third-party plaintiffs allege that the Company and RBFC breached these duties and are liable to the third-party plaintiffs for contribution in the event the plaintiff prevails at trial.
          On February 17, 1995, a motion to dismiss filed by the defendants was granted in favor of RBFC and the former account executive. On March 9, 1995, RBFC and the Company's former account executive were dismissed by order of the Court. Discovery in this case is proceeding. On September 5, 1995, certain defendants filed a new third-party complaint naming the Company, RBFC and certain present and former employees and officers of the Company as third-party defendants. The Company and RBFC must answer or otherwise respond to this new complaint no later than November 15, 1995.

          On or about December 13, 1994, a complaint under the caption Robert J. Buckley, et al. v. Northwest Savings Bank ("Northwest"), et. al., C.A. No 94-340-E (U.S.D.C. W.D. Pa.), was filed in the United States District Court of the Western District of Pennsylvania. The complaint alleges violations of the Securities Act of 1933, the Securities Act of 1934, as well as various state law securities and common law claims in connection with Northwest Savings Bank's reorganization from a mutual state savings bank to a stock mutual holding company.
          The complaint alleges that the Company was retained as a consultant and advisor to Northwest in connection with such transaction and engaged in the promotion and sale of Northwest stock. The complaint further alleges that the Offering Circular prepared in connection with the initial public offering contained misstatements of material facts and omitted to state material facts necessary to make the statements contained in the Offering Circular not misleading, including false statements representing the appraised valuation and number of shares to be issued in the initial offering would be increased only if marked and economic conditions warranted such increase. The complaint alleges that after the offering was concluded, the appraised value of Northwest was increased and the offering was diluted by the sale of additional shares and that such increase in appraised value was not warranted by market or economic conditions.
          The complaint seeks unspecified monetary damages against the defendants, including the Company, on behalf of all persons who subscribed for and purchased shares of common stock in Northwest's initial public offering. In connection with the offering, Northwest executed an agency and underwriting agreement with the Company whereby Northwest agreed among other things to indemnify and contribute sums to the Company for losses and legal fees in connection with the offerings. Pursuant to the Agency Agreement, Northwest has agreed to indemnify the Company and to advance reasonable expenses incurred by the Company in connection with the lawsuit.
          On March 13, 1995, the plaintiffs filed a Motion for Class Certification. On March 24, 1995, the Company, as well as all other defendants, filed a Motion to Dismiss the plaintiff's complaint. By stipulation on September 5, 1995, the Company and the other defendants are not required to answer or otherwise respond to the motion for Class Certification until the Motion to Dismiss has been decided by the Court. This matter remains in a preliminary stage. Although the outcome of the litigation is inherently uncertain, the Company believes that it has meritorious defenses in this action and intends to defend this matter vigorously.

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

(b) No reports on Form 8-K were filed during the period ending September
30, 1995.










SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYAN, BECK & CO., INC.

                                        By:/sAllen S. Greene
                                             Allen S. Greene
                                              President and
                                     Chief Executive Officer

                                      /s/ Leonard J. Stanley
                                          Leonard J. Stanley
                                        First Vice President
                                     Chief Financial Officer
                                    (Principal Financial and
                                         Accounting Officer)

Dated:  November 7, 1995