Form 10-K
period 1995-12-31
RYAN BECK & CO INC
filed 1996-04-25
CIK 793280

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995
                                   OR

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from
____________________to____________________

Commission file number 0-14684

                         RYAN, BECK & CO., INC.
           (exact name of issuer as specified in its charter)

         NEW JERSEY                                    22-1773796
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

 80 MAIN STREET, WEST ORANGE, N.J.                     07052-5414
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (201) 325-3000

Securities Registered Pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

___________________________________________
___________________________________________
___________________________________________
___________________________________________
___________________________________________
___________________________________________

Securities Registered Pursuant to Section 12(g) of the Act:

                 COMMON STOCK, PAR VALUE $.10 PER SHARE
                             Title of Class

  VOTING CUMULATIVE PREFERRED STOCK, SERIES A, PAR VALUE $.10 PER SHARE
                             Title of Class

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of March 21, 1996: $16,568,643

   Number of shares of Common Stock outstanding as of March 21, 1996:
3,231,302

                   DOCUMENTS INCORPORATED BY REFERENCE

    Documents incorporated by reference: Certain exhibits to this report are incorporated by reference to the Company's registration statement on Form S-1 (No. 33. 5543) dated June 27, 1986 and its Annual Report on Form 10-K for the year ended December 31, 1990 and its Annual Report on Form 10-KSB for the year ended December 31, 1992, its Annual Report on Form 10-K for the year ended December 31, 1994, and its current Report on Form 8-K filed on February 23, 1996.

     1. Part II - The Registrant's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995.

     2. Part III - Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders.


ITEM 1.               DESCRIPTION OF BUSINESS

GENERAL

Ryan, Beck & Co., Inc. (the "Company" or "Ryan, Beck") was organized in 1946 and is principally engaged in the underwriting, distribution and trading of tax-exempt, bank equity and debt securities. The Company provides consulting, research and financial services to the banking and thrift industries, with a focus on corporate finance and merger related services. The Company offers a general securities brokerage business with investment products for retail and institutional clients, as well as life insurance and annuity products. The Company's brokerage customers consist primarily of high net worth individuals (primarily residents of New Jersey, other Mid-Atlantic and Northeastern states and Florida), banking institutions (primarily located in New Jersey and Florida) and, to a lesser extent, insurance companies and bond funds.

The  Company was organized in New Jersey in 1965 under the name of  John
J. Ryan & Co., Incorporated, as a successor to various entities dating from 1946. The Company changed its name to Ryan, Beck & Co., Inc. in 1981. Unless the context otherwise requires, all references herein to the "Company" include Ryan, Beck & Co., Inc. and its predecessors and subsidiaries.

The principal executive office of the Company is located at 80 Main Street, West Orange, New Jersey 07052-5414 and its telephone number is 201-325-3000. The Company is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). The Company is not a member of any securities exchange.

The Company, like other securities firms, is directly affected by national and international economic and political conditions, broad trends in industry and finance, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions (such as occurred in October 1987 and the fourth quarter of 1989). A substantial portion of the Company's business is particularly sensitive to developments, including political developments, affecting municipal finance and financial institutions.

Reduced volume and prices generally result in lower investment banking revenues and commissions and may result in losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low business activity for the Company, profitability may be adversely affected because a significant portion of the Company's expenses are fixed.

On the other hand, as in the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is a risk of loss from errors which can occur in the execution and settlement process. See "Accounting, Administration and Operations."

TAX-EXEMPT BOND DIVISION

The Company maintains primary and secondary markets in tax-exempt securities issued primarily by the State of New Jersey and its political subdivisions. To a lesser extent, the Company also maintains primary and secondary markets for tax-exempt securities issued by municipalities located outside of New Jersey. Principal transactions in tax-exempt securities accounted for 19.8% of the Company's revenues during 1995, 17.3% of the Company's revenues during 1994 and 18.8% during 1993.

The Company provides investment banking advice to, and raises capital for, many types of issuers of tax-exempt securities, including counties, cities, transportation authorities, sewer and water authorities and housing, health and higher education agencies. Most of these issuers are located in New Jersey. The Company arranges public offerings of municipal securities and distributes these securities to individual and institutional investors. In addition, the Company is often included in national and regional syndications which underwrite tax-exempt issues. Increasingly, underwritings of tax-exempt issues are being conducted on a competitive, rather than negotiated, basis. The impact of this on future revenue is unclear.

New issues of municipal bonds have declined as a result of the adoption of the Tax Reform Act of 1986 (the "TRA"). The TRA limits the types of municipal bonds eligible for tax-exempt status to "essential purpose" bonds. It also includes certain municipal bond interest as an item of tax preference in calculating the "alternative minimum tax" and denies interest deductions to financial institutions on the debt they incur to carry certain tax-exempt bonds.

The following tables set forth, for the periods indicated, (i) the total number and dollar amount of municipal bond offerings managed or co-managed by the Company and (ii) the total number and dollar amount of the Company's underwriting participations in those offerings and in offerings managed by others.

Managed or Co-Managed Offerings
                            Number of Municipal
                                 ISSUES     AMOUNT OF OFFERINGS
                                               (In Thousands)
1993                                                      84$
1,107,491
1994                                                      591,276,391
1995                                                      591,556,210

Underwriting Participations<F1>
                            Number of Municipal
                                 ISSUES   AMOUNT OF PARTICIPATION
                                               (In Thousands)
1993                               159    $          219,543
1994                               131               221,429
1995                               161               166,951

<F1>
Does not include those issues in which the Company participated as a selling group member.

Revenues from all municipal bond transactions were $4,940,000, $5,046,000 and $5,249,000 for 1995, 1994 and 1993, respectively. The decrease from 1994 to 1995 primarily reflects reduced product availability and lower yields and the decrease from 1993 to 1994 reflected greater demand during 1993 for exchanging securities in a lower interest rate environment as compared to a weak market for most of 1994.

TAXABLE BOND DIVISION

The Company maintains secondary markets in corporate bonds, mortgage backed securities and unit investment trusts. Ryan, Beck also executes trades in Treasury Bonds, Treasury Notes, Treasury Bills and makes markets in U.S. Government Guaranteed Securities. Revenues relating to such transactions increased in 1995 to $2,302,000 from $1,729,000 in 1994. Revenues in 1993 were $2,818,000. Principal transactions in taxable securities accounted for 9.2% of the Company's revenues during 1995, 5.9% of revenues during 1994 and 10.2% of revenues during 1993.

FINANCIAL INSTITUTIONS DIVISION

The Company provides market-making, underwriting, financial advisory, consulting and research for bank and thrift institutions throughout the country.

The Company has participated as an underwriter in public offerings of bank and thrift equity and debt issues as a sole underwriter without a syndicate, as a manager or co-manager of underwriting syndicates, as a member of underwriting syndicates managed by others and as a selling group member in issues of others. Revenues from underwriting bank and thrift securities for 1995 were $1,988,000, revenues for 1994 were $809,000 and revenues for 1993 were $1,898,000.

The following tables set forth, for the periods indicated, (i) the total number and dollar amount of bank/thrift related equity and debt offerings managed or co-managed by the Company and (ii) the total number and dollar amount of the Company's underwriting participations in those offerings and in offerings managed by others. The table below also includes offerings, including thrift conversion and mutual holding Company formations whereby the Company acted as selling agent.

Managed or Co-Managed Offerings
                          Number of Bank/Thrift
                                 ISSUES     AMOUNT OF OFFERINGS
                                               (In Thousands)
     1993                          14       $        137,117
     1994                          15                566,286
     1995                          13                221,114

Underwriting Participations<F1>
                           Number of Bank/Thrift
                                  ISSUESAMOUNT OF PARTICIPATION<F2>
                                               (In Thousands)
     1993                          21        $       141,875
     1994                          15                561,129
     1995                          16                211,021

<F1>
Does  not  include those issues in which the Company participated  as  a
selling   group  member  and  non-bank  issues  in  which  the   Company
participated as an underwriter or selling group member.
</F1>
<F2>
Includes standby commitments.

The decreased level of activity in the Financial Institutions Division reflected a reduced number of mutual to stock thrift conversions, including mutual holding companies which closed in 1995 as compared to 1994, the smaller size of the transactions which closed in 1995 and decreased fee income from merger and acquisition advisory work. The Company has played a significant role in the introduction of the thrift mutual holding company to the marketplace and raised $75,282,000 in 1995, $422,215,000 in 1994 and $316,047,000 in 1993 in equity for thrifts in mutual holding company-related transactions.

Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. In the last several years, investment banking firms, including the Company, have increasingly participated in underwritten offerings with fewer syndicate participants or without a syndicate. In such cases, the underwriter assumes a larger part, or all, of the risk of an underwriting transaction. Furthermore, because underwriting commitments constitute a charge against net capital, the Company, as a broker-dealer, could find it necessary to limit its underwriting activities to remain in compliance with net capital requirements. See "Regulation."

Developments in the banking and thrift industries, including regulatory policies with respect to thrift conversions and the trend toward consolidation of banking institutions, have caused banks and thrift institutions to seek advice from investment banking firms such as the Company. The Company provides financial advisory services in connection with capital formation and planning, branch sales, mergers and acquisitions (including appraisals and fairness opinions), shareholder/investor issues and financial management issues. Consulting, valuations and placement fees decreased to $4,494,000 in 1995 from $11,902,000 in 1994 and accounted for 18.0% of the Company's revenues during 1995 and 40.9% during 1994. Consulting, valuation and placement fees amounted to $4,354,000 in 1993 or 15.6% of the Company's revenues.

Ryan, Beck & Co. serves the capital needs of community-oriented financial institutions by managing "best-efforts" public offerings, including thrift conversions, mutual holding company formations (a partial conversion of a thrift) and secondary offerings by banks and thrifts. The objective is to provide on-site administrative support and subscription enhancement for public offerings conducted by banks and thrifts. This has been, and is anticipated to be, a significant source of revenue for the Company. Revenue, however, is subject to political and regulatory developments related to the thrift industry, especially as they impact thrift conversions and mutual holding formations. These activities generated gross revenues of $3,369,000 in 1995 as compared to $8,586,000 in 1994 and $2,874,000 in 1993. Such revenue is reflected in investment banking revenue as consulting, placement and valuation fees.

The Company's Research Department is dedicated principally to bank and thrift securities. Its publications include Bank Stock Annuals for New Jersey, Florida, New York, Maryland, Delaware and Pennsylvania, periodic updates on the outlook for financial equities, reports on specific financial institutions, and reports and analyses on general banking developments.

SALES AND TRADING

Sales and trading activities are conducted both as principal and as agent on behalf of individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers in an attempt to realize trading gains. When over-the-counter ("OTC") transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs which are included in revenues as principal transactions. As agent, the Company effects brokerage transactions which generate commission revenues. These commissions are charged on both exchange and OTC transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule may be granted in certain cases. Total principal transactions accounted for 52.9% of the Company's revenues during 1995, 40.4% during 1994 and 50.7% during 1993, while total commissions accounted for 11.2% of revenues during 1995, 8.1% of revenues during 1994 and 12.4% of revenues during 1993.

The Company is an active market maker and distributor of equity securities issued by financial institutions throughout the country and tax-exempt bonds, particularly bonds issued by entities located in the Mid-Atlantic region. As of December 31, 1995, the Company made markets in 204 bank and thrift stocks quoted on the NASDAQ system. The Company also maintains quotations in 362 additional bank and thrift stocks and distributes and makes markets in certain issues of bank debt securities.

In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and, accordingly, has at risk its own capital in the event of a decline in the market price of such securities or of a decrease in the liquidity of markets (especially in the area of risk arbitrage, as described below), which can limit the Company's ability to sell securities purchased or to purchase securities sold in such transactions. Trading and investing in corporate and municipal securities as principal and underwriting the issuance of such securities represent an important part of the Company's business and subjects the Company's capital to significant risk. While the Company seeks to avoid market risk, it may, nonetheless, realize profits and losses from market fluctuations. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

The Company also offers other financial instruments to its clients which include U.S. Government and Agency obligations, zero coupon bonds, collateralized mortgage obligations, utility and industrial bonds, mutual funds and unit investment trusts.

Although the Company presently maintains no discretionary accounts for customers, it may do so in the future. The Company introduced margin accounts during early 1991. Margin transactions are subject to credit risks. To the extent that funds are advanced in a securities transaction, payment may not be received. If the securities decline in value, the Company may not recover the amounts advanced. As of December 31, 1995, the Company had approximately $22.2 million in customer margin debits with its clearing broker.

During 1995, the Company continued to maintain its salesforce by recruiting and training both new and experienced sales personnel to replace those who left during the period. The Company had 72 sales account executives as of December 31, 1995.
As part of its trading activities, the Company may engage in risk arbitrage, which involves investing for the Company's own account in securities of companies engaged in publicly announced corporate transactions. Such transactions include, mergers, acquisitions, changes in capital structure and dividend payments. Risk arbitrage requires the commitment of capital and involves substantial risk.

The following table shows, (i) for the year ended December 31, 1995, the highest, lowest and average month-end inventories by type of securities in which the Company trades as principal and (ii) the inventories for these types of securities as of December 31, 1995.

Highest, lowest and average month-end inventory by type of security
                                    YEAR ENDED DECEMBER 31, 1995
                          HIGHEST INVENTORY LOWEST INVENTORY AVERAGE  IN
VENTORY
                            Long    Short  Long   Short  Long   Short
                                           (In Thousands)
Type of Security:
Tax-Exempt  Debt           $  19,400$     406$   5,993$      -$  10,135$
113
Taxable Debt                3,898  1,145   1,101     53  2,044   319
Equity                     13,130  5,037   1,630    670  6,787 2,368

                                           AS OF DECEMBER 31, 1995
                                           Long             Short
                                                (In Thousands)
Type of Security:
Tax-Exempt debt                          $  19,400       $     406
Taxable Debt                               2,168               366
Equity                                        13,130         5,037
Total                                    $  34,698       $   5,809

OTHER SERVICES

The Company offers IRA and other retirement plans to its customers. In 1987, the Company began functioning as custodian and trustee for newly opened IRA's and effective January 1, 1991 transferred these accounts to its independent clearing broker as successor custodian and trustee. Clients retain control over their own funds and may direct the purchase and sale of a variety of investment instruments.

The Company has an arrangement with an independent investment manager pursuant to which it offers various money market funds to its customers. On a periodic basis, the Company's clearing broker sweeps participating customers' free credit balances into a designated fund and also withdraws funds to satisfy debit balances.

ACCOUNTING, ADMINISTRATION AND OPERATIONS

Accounting, administration and operations personnel are responsible for internal financial control, accounting functions, office services, personnel services, and compliance with regulatory and legal requirements. The Company clears all securities transactions through another broker/dealer on a fully-disclosed basis.

There is a considerable fluctuation in the volume of transactions which a securities firm must process. In the past, when the volume of trading in securities reached record levels, the securities industry has experienced operating problems. The Company has not experienced any material operating difficulties during periods of heavy volume.

The Company believes that its internal controls and safeguards against securities theft are adequate. The Company carries fidelity bonds covering any loss or theft of securities, employee dishonesty, forgery and alteration of checks and similar items, and securities forgery. The amounts of coverage provided by the bonds are believed to be adequate.

The  Company  generally  posts its books and  records  daily.   Periodic
reviews of certain controls are conducted to assure compliance with applicable laws, rules and regulations.

COMPETITION

The Company is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. As related to the Company's investment banking and consulting merger-related services, the Company also competes with many of the larger Wall Street investment banking firms. Many of these organizations have substantially more employees and greater financial resources than the Company. The Company also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. The Company typically has not engaged in extensive advertising programs for this type of business. The Company believes that the principal competitive factors relating to the Company's business are the quality of advice and service provided to investors and financial institutions and the competitive pricing of their products.

The securities industry has become considerably more concentrated and more competitive since the late 1960's as numerous securities firms have either ceased operation or have been acquired by or merged into other firms. In addition, companies not engaging primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Furthermore, many commercial banks offer various securities related activities and investment vehicles. While it is presently not possible to predict the type and extent of competitive services which other financial institutions may offer or the extent to which administrative or legal barriers are repealed or modified, ultimately these developments may lead to the creation of integrated financial services firms that may be able to compete more effectively than the Company for investment funds by offering a greater range of financial services.

Fixed minimum commissions for securities transactions were eliminated in 1975. The elimination of fixed minimum commission rates has resulted in substantial commission discounting by broker-dealers competing for institutional and individual brokerage business. The Company believes its commission structure compares favorably with firms with which it competes. Nevertheless, the anticipated continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company.

The SEC's Rule 415 permits the registration of certain securities that are to be offered on a delayed or continuous basis in the future. This procedure provides a competitive advantage to securities firms with substantial capital and large in-house distribution networks and may reduce opportunities for brokerage firms such as the Company to participate in major underwritings.

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and, in the case of broker-dealers that are members of a securities exchange, the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC.

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 1995, the Company was registered as a broker-dealer in 49 states and the District of Columbia.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, uses and safekeeping of customers funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities market, rather than protection of creditors and shareholders of broker-dealers.

As a broker-dealer, the Company is required by federal law to belong to the Securities Investors Protection Corp. ("SIPC"). When the SIPC fund falls below a certain minimum amount, as it did in 1983, members are required to pay annual assessments in amounts (based upon adjusted gross revenues) necessary to restore the fund. Accounts are insured up to $25,000,000, and Pro Cash Plus accounts are insured up to $50,000,000. The first $500,000 of protection is provided by SIPC and the balance is provided by a separate policy from a private insurer. There is a limitation of $100,000 on claims for cash balances.

As a registered broker-dealer, the Company is also subject to the SEC's Net Capital Rule (the "Rule"). The Rule specifies minimum net capital requirements for registered brokers and dealers and is designed to maintain the general financial integrity and liquidity of a broker-dealer.

The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-3. As of December 31, 1995, the Company had aggregate net capital of $5,663,000, which exceeded minimum net capital requirements by $4,663,000.

Compliance with the Net Capital Rule could limit the Company's operations, such as underwriting and trading activities which require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of the Company to expand or even maintain its present levels of business.

EMPLOYEES

At December 31, 1995, the Company had 172 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially account executives, is intense in the securities industry. Accordingly, from time to time the Company may experience the loss of valuable personnel which could adversely impact revenues.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's offices, including its trading operations, occupy an aggregate of approximately 22,000 square feet in West Orange, New Jersey. Such space is leased pursuant to a seven-year lease term which commenced January 19, 1992. The Company has a five-year renewal option at the conclusion of the original term. In addition, the Company occupies approximately 3,600 square feet of office space in Bala Cynwyd, Pennsylvania under a five-year lease which commenced April 12, 1994. The Company has a five-year renewal option at the conclusion of the original term. The Company also occupies approximately 8,500 square feet of office space in West Palm Beach, Florida under a four-year lease which commenced May 1, 1995. While such space is suitable and sufficient for the Company's present needs, the Company anticipates that, based on its present operations and its anticipated future growth, additional space will be required in the foreseeable future. The Company believes that its current fire and casualty insurance policies provide sufficient coverage to allow it to replace any of its properties that might be damaged or destroyed.

ITEM 3. LEGAL PROCEEDINGS

Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the year ended December 31, 1995.

On December 13, 1991, an action was filed in the United States District Court for the District of New Jersey under the caption Schiffli Embroidery Workers Pension Fund v. Ryan, Beck & Co., Inc., et al (Civ. Act. No. 91-5433) ("Schiffli") alleging that the Company and one of its former account executives had engaged in violations of federal securities laws, the Employee Retirement Income Security Act ("ERISA"), the Racketeering Influenced and Corrupt Practices Act ("RICO"), and various common law claims in connection with the purchase of securities. The plaintiff seeks compensatory damages in excess of $1,400,000, punitive damages, treble damages, interest, attorneys' fees and expenses and have submitted a preliminary expert's report alleging damages in excess of $2,000,000. On February 20, 1992, the Company filed a Motion to Dismiss and on September 25, 1992, the Court dismissed the plaintiff's RICO claims. All other claims remain pending. The Company has also filed crossclaims against the trustees of the Pension Fund. On December 29, 1994, a status conference was held before the
Magistrate  Judge  assigned  to  this  matter.   On  May  5,  1995,  the
Magistrate Judge entered a scheduling order and discovery, which was stayed pending a motion to disqualify plaintiff's counsel, recommenced. In addition, certain defendants, other than the Company, have joined the former legal counsel to the Pension Fund as a third-party defendant to the action. Discovery in this matter is continuing. Although the outcome of this litigation is inherently uncertain, and no assurances regarding the final outcome of this matter can be given, the Company intends vigorously to defend this matter and pursue its crossclaims and believes it has meritorious defenses in this action.

On September 27, 1995, an action was filed in the United States District Court for the District of New Jersey under the caption Luis Lozada,
Trustee of Local 211 Staff Employees' Pension Plan and Luis Lozada, Individually v. Ryan, Beck & Co., Inc. and Douglas A. MacWright Civ. Act. No. 95-4743 (AMW) (U.S.D.C.D.N.J.). The allegations asserted by the plaintiffs in this action are substantially similar to the allegations made by the plaintiffs in the Schiffli matter above. The claims asserted against the Company are for violations of ERISA and various state-law claims including breach of trust agreement, negligence and breach of contract. On November 1, 1995, the Company filed a motion to dismiss for failure to state a claim upon which relief can be granted. On January 2, 1996, the Court granted the Company's motion in part and denied it in part. The Court dismissed the breach of trust agreement claim on the grounds that the Company was not a party to the trust agreement for the Local 211 Plan. The remainder of the Company's motion to dismiss was denied. On or about January 24, 1996, the Company filed its answer to the complaint and asserted a counterclaim against the plaintiff, Luis Lozada. Although the outcome of litigation is inherently uncertain, and no assurances regarding the final outcome of this matter can be given, the Company intends vigorously to defend this matter and pursue its crossclaim and believes it has meritorious defenses in this action.

The Company, Ryan Beck Financial Corp., a wholly-owned subsidiary of the Company, and a former account executive of the Company have been named as third-party defendants in Inrevco Associates v. BDO Seidman, et al.,
v. Ryan, Beck & Co., et al., Superior Court of New Jersey, Law Division, No. MRS-L-2961-94. Inrevco is a New Jersey limited partnership. Ryan, Beck Financial Corp. ("RBFC") is a special limited partner in the partnership and such former account executive is a limited partner. The third-party complaint alleges that certain duties were owed to the partnership by the Company and RBFC. The third-party plaintiffs allege that the Company and RBFC breached these duties and are liable to the third-party plaintiffs for contribution in the event the plaintiff prevails at trial.

On February 17, 1995, a motion to dismiss filed by the defendants was granted in favor of RBFC and the former account executive. On March 9, 1995, RBFC and the Company's former account executive were dismissed by order of the Court. Discovery in this case is proceeding. On September 5, 1995, certain defendants filed a new third-party complaint seeking contribution from the Company, RBFC and certain present and former employees and officers of the Company as additional third-party defendants. All of the claims asserted against the Company are for contribution. On October 15, 1995, the Company, RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco. The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the contribution claims. Subsequently, the third-party defendants filed a motion to dismiss on the grounds that the claims against the third-party defendants were moot as a result of the entering into of the settlement agreement. On January 19, 1996 the Court heard argument on the motion to dismiss and denied such motion. The third-party defendants have filed a motion for permission to file an interlocutory appeal with respect to the motion to dismiss with the Superior Court of New Jersey, Appellate Division.

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

On March 13, 1995, the plaintiffs filed a Motion for Class Certification. On March 24, 1995, the Company, as well as all other defendants, filed a motion to dismiss the plaintiff's complaint. By order dated November 17, 1995, the Court dismissed the complaint with prejudice against all defendants on the ground that plaintiff failed to identify affirmative misrepresentations and material omissions of fact in the Offering Circular. On December 14, 1995, plaintiff filed an appeal with the United States Court of Appeals for the Third Circuit. The parties have not yet filed legal briefs on the appeal, and no date for oral argument has been set. While the outcome of the appeal is uncertain, the Company believes that the decision of the District Court will be affirmed.

On January 11, 1996, the Company gave notice to Municipal Square Associates ("Municipal Square"), its landlord at 80 Main Street, West Orange, New Jersey that it had been constructively evicted as a result of Municipal Square's breaches of the lease in failing to provide adequate heating, air conditioning, security, janitorial and other services.

On February 29, 1996 Municipal Square filed an action in the Superior Court of New Jersey, Essex County, Law Division, under the caption Municipal Square Associates v. Ryan, Beck & Co., Docket No. L 2751-96 in which Municipal Square seeks a declaratory judgment that the lease is not terminated and alternatively, that the Company's January 11th notice had terminated the lease and triggered an early termination penalty of $375,000.

The Company has filed a counter-claim alleging that Municipal Square breached the lease by failing to provide services which Municipal Square was required to provide under the lease and alleging that Municipal Square's conduct constituted a constructive eviction of the Company.

Since the suit has just been instituted, no discovery has been taken in the matter. Although the outcome of this litigation is inherently uncertain and no assurances regarding the final outcome of this matter can be given, the Company intends to defend vigorously this matter and to pursue its counterclaim for damages. The Company believes that it has a meritorious defense, that it has sustained substantial damages as a result of breaches of the lease by Municipal Square, and that those damages significantly exceed the damages claimed by Municipal Square.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.
                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

The Company's Common Stock is traded in the OTC market and quoted on the National Market segment of the NASDAQ Stock Market under the symbol "RBCO." The following table sets forth the high and low closing sales prices of the common stock, as quoted by the NASDAQ Stock Market, and dividends declared by the Company during the quarterly periods indicated.

High and low closing sales price of common stock
                CLOSING SALES PRICE<F1, F2>          DIVIDENDS DECLARED<F1>
Year Ended December 31,      High       Low    Regular  Special
1995:
First Quarter               $7.375   $6.250     $.048   $.305
Second Quarter               7.000    5.625      .048    .000
Third Quarter                8.000    5.625      .048    .124
Fourth Quarter               7.375    6.500      .048    .067

1994:
First Quarter               $7.125   $5.500   $  .010 $  .171
Second Quarter               7.125    5.500      .010    .343
Third Quarter                6.875    5.000      .010    .200
Fourth Quarter               7.500    6.250     .048     .124

<F1> All share and per share data have been adjusted for a 5% stock dividend declared on January 26, 1996 and paid on February 13, 1996.
<F2> The closing market prices are rounded to the nearest 1/8.

Due to the volatile nature of the Company's business, it has been the policy of the Board of Directors to determine dividends individually for each quarter. No assurance can be given as to the amount or frequency of future dividend payments, if any. The Board currently intends to continue to make future dividend payment decisions on a quarterly basis. Special dividends will no longer be declared on a quarterly basis. In the future, the Board of Directors will determine on an annual basis if a special dividend will be paid and the amount of the dividend. In evaluating the possible distribution of special dividends, the Board considers, among other things, the level of the Company's earnings, its operating capital requirements, the current and prospective business and operating environment and alternative uses of any excess operating capital. The policy is subject to change at any time.

The number of common shareholders of record as of March 21, 1995, was 535.
The number of preferred shareholders of record as of March 21, 1995, was 49.

ITEM 6.   SELECTED FINANCIAL DATA

The information contained under the caption "Five Year Financial
Comparison" on page 10 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 of the Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The   Company's   Consolidated  Financial  Statements   and   Notes   to
Consolidated Financial Statements and Independent Auditors' report on pages 15 through 23 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 16, 1996, the Company engaged Deloitte & Touche LLP as its certifying accountant for the 1996 fiscal year, thereby replacing Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg LLP ("Trien Rosenberg"). The change was approved by the Company's Board of Directors.

No report on the financial statements of the Company issued by Trien Rosenberg during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through February 16, 1996, between Trien Rosenberg and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required Trien Rosenberg to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through February 16, 1996, none of the events listed in items (A) through (D) of Item 304(a)(1)(b) of Regulation S-K have occurred; and during such period the Company has not consulted with Deloitte & Touche LLP regarding any matter referred to under paragraphs (i) or (ii) of
Item 304(a)(2) of Regulation S-K.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  required herein is incorporated by  reference  to  the
Company's  Proxy  Statement  ("Proxy  Statement")  as  filed  with   the
Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference to the Company's Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

Financial Statements Table of Contents

     FINANCIAL STATEMENTS                                   PAGE

     All Consolidated Financial Statements<F1>

     (a)Independent Auditors' Report                       23

     (b)Consolidated Statements of Financial Condition
     at December 31, 1995 and 1994                         15

     (c)Consolidated Statements of Income for the
     years ended December 31, 1995, 1994 and 1993          16

     (d)Consolidated Statements of Changes in Stockholders'
     Equity for the years ended December 31, 1995,
     1994 and 1993                                         17

     (e)Consolidated Statements of Cash Flows for the
     years ended December 31, 1995, 1994 and 1993          18

     (f)Notes to the Consolidated Financial Statements  19-23


     All schedules have been omitted as the required information is either inapplicable, immaterial or included in the Notes to the Consolidated Financial Statements.

     <F1>
       Incorporated by reference to the Annual Report.

     EXHIBITS

  3.1Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")).

  3.2Bylaws, as amended (incorporated herein by reference to Exhibit
        3.2 of the Registrant's Registration Statement on Form S-1 (No. 33-5543) filed with the SEC on June 27, 1986).

  9.1Amended  and  Restated  Stock Pooling Agreement  by  and  among
        Fenwick H. Garvey, Matthew R. Naula and Bruce M. Chodash dated as of March 15, 1994 (incorporated by reference to Exhibit 9.1 of the 1994 Form 10-K).

  10.1Stock Option Plan, as amended (incorporated by reference to Exhibit 10. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

  10.2Employee Stock Ownership Plan dated May 15, 1994 (incorporated by reference to Exhibit 10.2 of the 1994 Form 10-K).

  10.3Term Loan Agreement by and among the Company, the Ryan, Beck &
        Co., Inc. Employee Stock Ownership Plan and Northwest as  of
        June 23, 1995

  10.4Employee Stock Ownership Plan Trust Agreement by and between the Company and Matthew Naula as Trustee dated May 15, 1994 (incorporated by reference to Exhibit 10.3 of the 1994 Form 10-K).

  10.5Lease pertaining to the Company's West Orange, New Jersey offices effective as of January 1, 1992, (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

  10.6Lease pertaining to the Company's Bala Cynwyd, Pennsylvania offices effective as of April 12, 1994.

  10.7Lease pertaining to the Company's West Palm Beach, Florida offices effective as of February 28, 1995.

  10.8Employment Agreement, dated November 14, 1990, by and  between
        Jack R. Rosenthal and Ryan, Beck & Co., Inc. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

  10.9Amended  and Restated Employment Agreement dated December  14,
        1995  by and between Allen S. Greene and Ryan, Beck  &  Co.,
        Inc.

  10.10Employment Agreement dated September 26, 1994 by and  between
        Fenwick H. Garvey and Ryan, Beck & Co., Inc. (the "Garvey Employment Agreement") (incorporated by reference to Exhibit
        10.8 of the 1994 Form 10-K).

  10.11Amendment  to the Garvey Employment Agreement, dated December
        14, 1995.

  10.12Employment Agreement dated September 26, 1994, by and between
        Matthew R. Naula and Ryan, Beck & Co., Inc. (the "Naula Employment Agreement") (incorporated by reference to Exhibit
        10.9 of the 1994 Form 10-K).

  10.13Amendment  to the Naula Employment Agreement, dated  December
        14, 1995.

  10.14Employment Agreement dated September 26, 1994 by and  between
        Bruce M. Chodash and Ryan, Beck & Co., Inc. (the "Chodash Employment Agreement") (incorporated by reference to Exhibit
        10.10 of the 1994 Form 10-K).

  10.15Amendment to the Chodash Employment Agreement, dated December
        14, 1995.

  10.16Amended and Restated Employment Agreement, dated December 14,
        1995  by  and between Ben A. Plotkin and Ryan, Beck  &  Co.,
        Inc.

  10.17Amended  and Restated Restricted Stock Grant Plan dated  July
        16, 1993 (incorporated by reference to Exhibit 10.12 of the 1994 Form 10-K).

  11.Statement regarding computation of per share earnings is omitted pursuant to SEC regulations.

  12.Statement re: computation of ratios.

  13.Annual Report for the fiscal year ended December 31, 1995.

  16.Letter re: Change in Certifying Accountants (incorporated by reference from the current Report on Form 8-K filed with the SEC on February 23, 1996.).

  21.Subsidiaries (incorporated by reference to Exhibit 21 of the 1994 Form 10-K).

  23.Consent of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg

  27.Financial Data Schedule

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RYAN, BECK & CO., INC.

                By: /S/ FENWICK H. GARVEY         March 21, 1996
                   Fenwick H. Garvey
                   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

SIGNATURE, TITLE AND DATE OF SIGNING
SIGNATURE                                                  TITLEDATE

/S/ FENWICK H. GARVEY     Chairman of the Board           March 21, 1996
Fenwick H. Garvey

/S/ ALLEN S. GREENE       President
Allen S. Greene           Chief Executive Officer         March 21, 1996

/S/ BRUCE M. CHODASH      Executive Vice President        March 21, 1996
Bruce M. Chodash          Director

/S/ MICHAEL M. HORN       Director                        March 21, 1996
Michael M. Horn

/S/ MATTHEW R. NAULA      Executive Vice President        March 21, 1996
Matthew R. Naula          Director

/S/ RICHARD B. NEFF       Director                        March 21, 1996
Richard B. Neff

/S/ BEN A. PLOTKIN        Senior Executive Vice President March 21, 1996
Ben A. Plotkin            Director

/S/ PETER W. RODINO, JR.  Director                        March 21, 1996
Peter W. Rodino, Jr.

/S/ JACK R. ROSENTHAL     Vice Chairman                   March 21, 1996
Jack R. Rosenthal         Director

/S/ DAVID TENDLER         Director                        March 21, 1996
David Tendler

/S/ LEONARD J. STANLEY    Senior Vice President, Chief
Leonard J. Stanley        Financial Officer (Principal Financial
                          and Accounting Officer)         March 21, 1996
