Form 10-Q
period 1995-06-30
RYAN BECK & CO INC
filed 1996-05-14
CIK 793280

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

______________________________________________________________________
                                _______
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No_________

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 13, 1996 there were 3,254,877 shares of Common Stock, par value $. 10 per share, outstanding.


Part 1.   Financial Information

Item 1.   Financial Statements

The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1996 and for the three months ended March 31, 1996 and March 31, 1995 reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the
Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
                                              March 31,   December 31,
                                                 1996        1995
                                             (unaudited)
ASSETS
  Cash                                       $      231$        71
  Cash segregated under federal and other regulations           11
11
  Receivable from:
     Brokers and dealers                            31         909
     Accrued revenues                              102         110
     Other                                         254         302
  Securities owned, at market value             36,611      34,698
  Prepaid income taxes                               -         228
  Deferred income taxes                            506         634
  Property and equipment, at cost, less accumulated
     depreciation and amortization                 704         703
  Other assets                                      472        460
  Total assets                                $ 38,922    $ 38,126

LIABILITIES AND STOCKHOLDERS' EQUITY
  Payable to clearing broker                  $ 13,842    $ 16,180
  Securities sold, but not yet purchased, at market value
7,017                                        5,809
  Accrued employee compensation and benefits     2,392       1,698
  Accounts payable and other accrued expenses                1,960
1,678
  Income taxes payable                             319           -
  ESOP loan obligation                              640        675
  Total liabilities                             26,170      26,040

Stockholders' equity:
  Preferred stock - $.10 par value
     Authorized - 2,000,000 shares
     Issued and outstanding - 408,180 shares March 31, 1996
          and 410,855 shares December 31, 1995                  41
41
  Common stock - $. 10 par value
     Authorized - 30,000,000 shares
     Issued and outstanding - 3,253,302 shares March 31, 1996
          and 3,270,092 shares December 31, 1995               325
327
  Additional paid-in capital                     11,928     12,049
  Retained earnings                               1,698        818
  Treasury Stock, at cost, 22,000 common shares March 31, 1996
          and 13,618 common shares December 31, 1995         (160)
(91)
  Unearned compensation - restricted stock grants            (465)
(401)
  Unearned ESOP compensation                      (615)      (657)
  Total stockholders' equity                     12,752     12,086
  Total liabilities and stockholders' equity   $ 38,922   $ 38,126
See accompanying notes to consolidated financial statements.


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(UNAUDITED)
                                               Three months ended
                                           March 31,      March 31,
                                              1996           1995
Revenues:
  Principal transactions                     $  2,218      $ 3,278
  Commissions                                 1,094            533
  Investment banking                          5,107          1,433
  Interest and dividends                        357            239
  Other                                             (1)         50
     Total revenues                             8,775        5,533

Operating expenses:
  Compensation and benefits                   4,842          3,678
  Communications                                355            295
  Occupancy and equipment rental and depreciation              241    231
  Floor brokerage, exchange and clearance fees                 547    382
  Interest                                      241             58
  Other                                            753         602
     Total operating expenses                   6,979        5,246

Income before provision for income taxes      1,796            287
Provision for income taxes                         698         100
Net income                                   $ 1,098       $   187

Earnings per common share
  Primary                                    $  0.32        $  0.05<F1>
  Fully Diluted                              $  0.31        $  0.05<F1>

Weighted average number of shares
  Primary                                     3,255       3,239<F1>
  Fully Diluted                               3,580    3,577<F1>

<F1>
Restated to reflect a 5% stock dividend declared on January 26, 1996.

See accompanying notes to consolidated financial statements.








RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)
                                                UnearnedUnearned    Total
                                Additional    CompensationESOP      Stock-
                       CommonPreferred  Paid-in  RetainedRestricted   Co
mpen-                 Treasuryholders'
                       Stock StockCapital EarningsStock Grants sationStock
Equity

Three Months Ended March 31, 1995
Balance at January 1, 1995$308$  44$10,907$2,547$(488)$(837)$     -$12,481
Unearned compensation -
   restricted stock grants-     -      -     -   (116)     -     -  (116)
Amortization of restricted stock grants -
    unearned compensation -     -      -     -      52     -     -     52
Amoritization of ESOP
    unearned compensation -     -      4     -       -    60     -     64
Conversion of preferred stock to
     common stock (7,100 shares)1      -     -       -     -   (1)      -
- -
Net income                -     -      -   187       -     -     -    187
Dividends declared:  Common stock         -             -           -   (
1,140)                    -        -    -(1,140)
                                 Preferred stock      -      -           -
(47)                      -         -     -      (47)

Balance at March 31, 1995$309$ 44$10,911$1,547  $(552)$(778)$    -$11,481


Three months ended March 31, 1996

Balance at January 1, 1996$327$41$12,049  $818  $(401)$(657) $(91)$12,086
Retirement of 19,383 shares of
    common stock        (2)     -  (127)     -       -     -   129      -
Unearned compensation -
   restricted stock grants-     -      -     -   (125)     -     -  (125)
Amortization of restricted stock grants -
   unearned compensation  -     -      -     -      61     -     -     61
Amortization of ESOP
   unearned compensation  -     -      6     -       -    42     -     48
Treasury stock (27,475 shares)  -      -     -       -     -     -  (198)
(198)
Net Income                -     -      - 1,098       -     -     -  1,098
Dividends declared:  Common stock      -     -       - (164)     -      -
- -                     (164)
                                  Preferred stock       -      -
- -                      (54)         -         -       -      (54)

Balance at March 31, 1996$ 325$  41$11,928$ 1,698$ (465)$ (615)$(160)$12,
752


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(In Thousands) (UNAUDITED)

                                                   Three months ended
                                              March 31,     March 31,
                                                 1996          1995
Cash flows from operating activities:
  Net income                                   $1,098         $187

  Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                78           59
      Amortization of restricted stock grants                   61
52
      Amortization of ESOP unearned compensation                48
60
      Deferred income taxes                       128         (64)
      (Increase) decrease in assets:
        Receivables -
          Customers                                 -           20
          Brokers, dealers and clearing organizations
878   (168)
          Accrued revenues                          8        (134)
          Other                                    48          262
      Securities owned, at market value       (1,913)        3,212
      Prepaid income taxes                        228            -
      Other assets                               (12)         (19)

      Increase (decrease) in liabilities:
        Payables -
          Payable to clearing broker          (2,338)        (165)
          Securities sold, but not yet purchased -
          at market value                       1,208          148
          Accrued employee compensation and benefits           694
(318)
          Accounts payable and other accrued expenses
282   97
          Income taxes payable                    319      (1,373)

Total adjustments                               (283)        1,669

Net cash provided by operating activities         815        1,856

Cash flows from investing activities:
  Capital expenditures                       $   (79)      $ (255)

Cash flows from financing activities:
  Common stock repurchased for restricted stock grants
(125)                                            (116)
  Principal payments of ESOP obligation         (35)          (87)
  Purchase of Treasury Stock                   (198)             -
  Dividends paid
     Common                                    (164)       (1,140)
     Preferred                                  (54)          (43)

  Net cash (used) in financing activities       (576)      (1,386)

Net increase in cash                             160           215

Cash at beginning of period                         71          64

Cash at end of period                        $   231       $   279

Supplemental disclosures of cash flow information:
  Cash paid during quarter for:
     Interest                                $   265      $     58
     Income taxes                                 15         1,582


See accompanying notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.In   the   opinion   of   management,   the   accompanying   consolidated
  financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and March 31, 1995. All such adjustments are of a normal and recurring nature.

  The  accounting  policies  followed by  the  Company  are  set  forth  in the notes to the Company's financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

2.The  results  of  operations for the three months ended  March  31,  1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

3.Securities  owned  are  reflected at market  value.   Securities  in  the
  Company's trading account consist of the following:

                                           March 31,    December 31
                                              1996          1995
                                          (unaudited)
                                                (In thousands)
State and municipal debt                  $  21,606      $ 19,400
Corporate debt                                1,980         1,833
Corporate equity                             11,713        13,130
U.S. Government and Agency debt               1,287           310
Other                                             25           25

Total                                     $  36,611      $ 34,698

4. The Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that the
   Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4 which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At March 31, 1996 and December 31, 1995, the Company's net capital was approximately $6,676,000 and $5,663,000, respectively, which exceeded minimum net capital requirements by $5,676,000 and $4,663,000 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a. Results of Operations

Three Months Ended March 31, 1996 Compared With Three Months Ended
March 31, 1995

Net income for the three months ended March 31, 1996 was $ 1,098,000 compared to $187,000 during the same period ending March 31, 1995. On a fully diluted basis, earnings per share increased to $.31 per share for the three months ending March 31, 1996 from $.05 per share during the same period in 1995.

Total revenues increased $ 3,243,000 or 58.6% to $8,775,000 in the three months ended March 31, 1996 from $5,533,000 in the prior year period.

Revenues  from  principal transactions decreased $ 1,060,000  or  32.3%  to
$2,218,000 in the three months ended March 31, 1996 from $3,278,000 in the comparable period in 1995. This decrease can be attributed to a decrease of $338,000 from trading corporate debt securities and a decrease of $867,000 from trading tax-exempt securities. These decreases are partially offset by an increase of $145,000 from trading equity securities. The decrease in revenues attributable to trading corporate debt securities and tax-exempt securities reflected a weak bond market due to a precipitous rise in interest rates. The increase in revenues attributable to trading equity securities reflected favorable market conditions, larger inventory positions and an increase in trading activity.

Revenues from investment banking services increased $3,674,000 or 256.4% to $5,107,000 in the three months ended March 31, 1996 from
$1,433,000 in the comparable period in 1995. This was due to a $2,006,000 increase in revenues related to consulting, placement and valuation fees, an increase in revenue from underwriting tax-exempt debt securities of $83,000 and an increase in revenue from underwriting equity securities of $1,585,000. The increase in consulting, placement and valuation fees resulted from an increase in both revenues related to thrift conversions and merger and acquisition advisory fees. The increase in revenues during 1996 from thrift conversions resulted from the larger size transactions closing in the first quarter of 1996 as compared to the first quarter of 1995. Additionally, fee income from merger and acquisition advisory services was significantly higher during the first quarter of 1996. This was a result of the closing of a large merger and acquisition transaction in the first quarter of 1996. There is expected to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions. The increase in revenue from underwriting equity securities is due to the closing of an underwriting for a financial institution seeking additional capital for growth purposes as well as the closing of the third Ryan Beck Banking Opportunity Trust. The increase in revenue from underwriting tax-exempt debt securities reflects increased levels of issuance of new municipal securities.

Commission revenue increased $561,000 or 105.3% to $1,094,000 for the quarter ended March 31, 1996 from $533,000 in the comparable period in 1995. The increase in revenue includes an increase in equity security commissions of $376,000 and an increase in mutual fund commissions of $185,000 and is mainly attributable to increased retail trading activity and higher mutual fund sales due to greater investor demand and selection of mutual funds.

Revenue  from  interest  and  dividends  increased  $119,000  or  50.0%  to
$357,000  for  the  quarter  ended March 31,  1996  from  $239,000  in  the comparable period in 1995. This income is a result of increased average levels of inventory carried during the first quarter of 1996 as compared to the first quarter of 1995.

Total operating expenses increased $1,733,000 or 33.1% to $6,979,000 for the quarter ended March 31, 1996 from $5,246,000 in the comparable period in 1995. This increase is primarily attributable to an increase in compensation and benefits of $1,164,000 or 31.6%, an increase in floor brokerage, exchange and clearance fees of $165,000 or 43.2%, an increase in interest expense of $184,000 or 322.8%, and an increase in other expenses of $151,000 or 25.1%. The increase in compensation and benefits is consistent with higher revenues during the first quarter of 1996. The increase in floor brokerage, exchange and clearance fees is a result of an increase in trade volume during the first quarter of 1996 as compared with 1995. The increase in
interest   expense   reflects  the  costs  to  carry   higher   levels   of
inventory that the Company maintained in the first quarter of 1996 as compared to 1995. The increase in other operating expenses is a result of an increase in professional fees.

Liquidity and Capital Funds

As of March 31, 1996, the Company's Consolidated Statement of Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow additional funds on a secured short-term basis from its clearing broker at the prevailing federal funds rate plus 150 basis points. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral.

Part II.  Other Information

Item 1.   Legal Proceedings

       Set   forth  below  is  information  concerning  certain  litigation matters  to  which  the  Company is a party and in which  there  have  been developments of a material nature during the quarter ended March 31, 1996. For information concerning other legal proceedings involving the Company, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      On December 13, 1991, an action was filed in the United States District Court for the District of New Jersey under the caption Schiffli Embroidery Workers Pension Fund v. Ryan, Beck & Co., Inc., et al (Civ. Act. No. 91-5433) ("Schiffli") alleging that the Company and one of its former account executives had engaged in violations of federal securities laws, the Employee Retirement Income Security Act
("ERISA"), the Racketeering Influenced and Corrupt Practices Act ("RICO"), and various common law claims in connection with the purchase of securities. The plaintiff seeks compensatory damages in excess of $1,400,000, punitive damages, treble damages, interest, attorneys' fees and expenses and have submitted a preliminary expert's report alleging damages in excess of $2,000,000. On February 20, 1992, the Company filed a Motion to Dismiss and on September 25, 1992, the Court dismissed the plaintiff's RICO claims. All other claims remain pending. The Company has also filed crossclaims against the trustees of the Pension Fund. On December 29, 1994, a status conference was held before the Magistrate Judge assigned to this matter. On May 5, 1995, the Magistrate Judge entered a scheduling order and discovery, which was stayed pending a motion to disqualify plaintiff's counsel, recommenced. In addition, certain defendants, other than the Company, have joined the former legal counsel to the Pension Fund as a third-party defendant to the action. The parties have entered a conditional agreement to settle all claims in this matter, as well as a related case discussed below. The settlement is conditioned  upon  the occurrence of several events which  are  beyond  the
Company's control. Assuming these conditions are satisfied, the Company will settle all claims asserted against it in this matter without admitting liability and pursuant to terms which will not have a material adverse effect on the Company.

      On September 27, 1995, an action was filed in the United States District Court for the District of New Jersey under the caption Luis
Lozada, Trustee of Local 211 Staff Employees' Pension Plan and Luis Lozada, Individually v. Ryan, Beck & Co., Inc. and Douglas A. MacWright Civ. Act. No. 95-4743 (AMW) (U.S.D.C.D.N.J.). The allegations asserted by the plaintiffs in this action are substantially similar to the allegations made by the plaintiffs in the Schiffli matter above. The claims asserted against the Company are for violations of ERISA and various state-law claims including breach of trust agreement, negligence and breach of contract. On November 1, 1995, the Company filed a motion to dismiss for failure to state a claim upon which relief can be granted. On January 2, 1996, the Court granted the Company's motion in part and denied it in part. The Court dismissed the breach of trust agreement claim on the grounds that the Company was not a party to the trust agreement for the Local 211 Plan. The remainder of the Company's motion to dismiss was denied. On or about January 24, 1996, the Company filed its answer to the complaint and asserted a counterclaim against the plaintiff, Luis Lozada. A settlement of the Schiffli matter discussed above will also resolve this matter.

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

      On February 17, 1995, a motion to dismiss filed by the defendants was granted in favor of RBFC and the former account executive. On
March 9, 1995, RBFC and the Company's former account executive were dismissed by order of the Court. Discovery in this case is proceeding. On September 5, 1995, certain defendants filed a new third-party complaint seeking contribution from the Company, RBFC and certain present and former employees and officers of the Company as additional third-party defendants. All of the claims asserted against the Company are for contribution. On October 15, 1995, the Company, RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco. The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the contribution claims. Subsequently, the third-party defendants filed a motion to dismiss on the grounds that the claims against the third-party defendants were moot as a result of the entering into of the settlement agreement. On January 19, 1996 the Court heard argument on the motion to dismiss and denied such motion. The third-party defendants then filed a motion for permission to file an interlocutory appeal with respect to the motion to dismiss with the Superior Court of New Jersey, Appellate Division. The Company has been advised that the Superior Court, Appellate Division entered an order denying the motion for permission to file an interlocutory appeal. Discovery will continue.

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

The Company has filed a counterclaim alleging that Municipal Square breached the lease by failing to provide services which Municipal
Square was required to provide under the lease and alleging that Municipal Square's conduct constituted a constructive eviction of the Company by Municipal Square.

Since the suit has only recently been instituted, discovery is in its preliminary stage. Although the outcome of this litigation is inherently uncertain and no assurances regarding the final outcome of this  matter  can  be  given,  the Company  intends  to  defend  vigorously this matter and to pursue its counterclaim for damages. The Company believes that it has a meritorious defense, that it has sustained substantial damages as a result of breaches of the lease by Municipal
Square, and that those damages significantly exceed the damages claimed by Municipal Square.

Item 2.   Changes in Securities

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Materially Important Events

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit 27 - Financial Data Schedule

(b)  Reports of Form 8-K

The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 1996.
The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYAN, BECK & CO., INC.

By:/S/ALLEN S. GREENE
Allen S. Greene
President and Chief Executive Officer
(Principal Executive Officer)

/S/LEONARD J. STANLEY
Leonard J. Stanley
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:
May 15, 1996