Form 10-Q
period 1996-09-30
RYAN BECK & CO INC
filed 1996-11-20
CIK 793280

10

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

[ ] TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from_______________________to_________________________

Commission file number: 0-14684

RYAN, BECK & CO., INC.
(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-1773796
(I.R.S. Employer                                   Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
At November 1, 1996 there were 3,173,697 shares of Common Stock, par value $.10 per share, outstanding.

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 reflect all material adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

                                             September 30,   December 31,
                                                  1996         1995
                                              (Unaudited)
ASSETS
  Cash                                       $         91$        71
  Cash segregated under federal and other regulations           33    11
  Receivable from:
     Brokers and dealers                         6,949         909
     Accrued revenues                              373         110
     Other                                          19         302
  Securities owned, at market value             40,130      34,698
  Prepaid income taxes                             272         228
  Deferred income taxes                          1,088         634
  Property and equipment, at cost, less accumulated
     depreciation and amortization                 379         703
  Other assets                                       371       460
  Total assets                                $ 49,705    $ 38,126

LIABILITIES AND STOCKHOLDERS' EQUITY
  Payable to clearing broker                 $           -$ 16,180
  Securities sold, but not yet purchased, at market value
33,394                                       5,809
  Accrued employee compensation and benefits     2,594       1,698
  Accounts payable and other accrued expenses                1,348    1,678
  ESOP loan obligation                              572        675
  Total liabilities                             37,908      26,040

Stockholders' equity:
  Preferred stock - $.10 par value
     Authorized - 2,000,000 shares
     Issued and outstanding - 399,930 shares September 30, 1996
          and 410,855 shares December 31, 1995                  40    41
  Common stock - $. 10 par value
     Authorized - 30,000,000 shares
     Issued and outstanding - 3,261,964 shares September 30, 1996
          and 3,270,092 shares December 31, 1995               326    327
  Additional paid-in capital                     11,933     12,049
  Retained earnings                               1,059        818
  Treasury Stock, at cost, 88,000 common shares September 30, 1996
          and 13,618 common shares December 31, 1995         (624)    (91)
  Unearned compensation - restricted stock grants            (388)    (401)
  Unearned ESOP compensation                       (549)     (657)
  Total stockholders' equity                     11,797     12,086
  Total liabilities and stockholders' equity  $  49,705   $ 38,126
See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                      1996      1995     1996     1995
Revenues:
 Principal transactions             $2,710     $3,664  $7,487   $10,713
 Commissions                           960        826   3,186     2,091
 Investment banking                  2,124      1,655  10,485     5,417
 Interest and dividends                343        205     947       621
 Other                                   71        88      76       217
     Total revenues:                  6,208     6,438  22,181    19,059

Operating expenses:
 Compensation and benefits           4,814      3,864  13,879    11,336
 Communications                        326        323   1,061       901
 Occupancy and equipment rental and depreciation          482       248
1,016                               720
 Floor brokerage, exchange and clearance fees             515       500
1,586                               1,291
 Interest                              207         81     658       233
 Other                                 965        608   2,595     1,765
 Total operating expenses            7,309      5,624  20,795    16,246

Income (loss) before provision for income taxes       (1,101)       814
1,386                               2,813
Provision (benefit) for income taxes            (440)     306       517
1,058
Net income (loss)                   $ (661)     $ 508  $  869    $1,755
Earnings (loss) per common share:
 Primary                            $  (.22)    $ .14 $   .23     $ .50
 Fully diluted                       $  (.22)   $ .14 $   .23     $ .49
Weighted average number of shares:
 Primary                             3,175      3,258   3,211     3,248
 Fully diluted                       3,494      3,573   3,532     3,571
See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(UNAUDITED)

                                               UnearnedUnearned     Total
                                Additional   CompensationESOP       Stock-
                      CommonPreferredPaid-in   RetainedRestricted   Compen
-                    Treasuryholders'
                      Stock Stock Capital EarningsStock Grants sationStoc
k                     Equity

Nine months ended Sept. 30, 1995

Balance at January 1, 1995  $308   $  44$10,907 $2,323$(488)$ (837)$    -  $12,257
Unearned compensation -
   restricted stock grants     -       -     -       - (166)     -      -  (166)
Amortization of restricted stock grants -
    unearned compensation-     -       -     -     170     -     -    170
Amoritization of ESOP
    unearned compensation-     -      18     -       -   137     -    155
Conversion of Preferred Stock
    to Common Stock (29,225 shares)    3   (3)       -     -     -      -  -    -
Net income               -     -       - 1,755       -     -     -  1,755
Dividends declared:Common stock         -             -           -   (1,853)            -
-              -   (1,853)
           Preferred stock      -      -           -     (135)         -         -        -
(135)

Balance at September 30, 1995$311   $ 41$10,925$ 2,090$ (484)$ (700)$    - $12,183

Nine months ended Sept. 30, 1996

Balance at January 1, 1996  $327     $41$12,049   $818$(401)$(657)  $(91)  $12,086
Retirement of 19,393 shares of
    common stock       (2)     -   (127)     -       -     -   129      -
Unearned compensation -
   restricted stock grants     -       -     -       - (175)     -      -  (175)
Amortization of restricted stock grants -
   unearned compensation -     -       -     -     188     -     -    188
Amortization of ESOP
   unearned compensation -     -      11     -       -   108     -    119
Conversion of Preferred stock
   to Common stock (10,925 shares)     1   (1)       -     -     -      -  -    -
Purchase of Treasury stock
   (93,475 shares)       -     -       -     -       -     - (662)  (662)
Net Income               -     -       -   869       -     -     -    869
Dividends declared:Common stock-       -     -   (483)     -     -      -  (483)
           Preferred stock       -      -            -   (145)
-                    -         -    (145)

Balance at September 30, 1996$ 326 $  40$11,933$ 1,059$ (388)$ (549)$ (624)     $11,797
See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(In thousands)
(Unaudited)

                                                     Nine Months Ended
                                                     September 30,
                                                   1996          1995
Cash flows from operating activities:
   Net income                                   $   869        $1,755

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                 460           202
      Amortization of restricted stock grants       188           170
      Amortization of ESOP unearned compensation                  119
155
      Deferred income taxes                       (454)         (187)
      (Increase) decrease in assets:
        Cash segregated under federal and other regulations
(22)  -
        Receivables -
            Customers                                 -            20
            Brokers, dealers and clearing organizations
(6,040) (5,844)
            Accrued revenues                      (263)         (163)
            Other                                   283           231
        Securities owned, at market value       (5,432)           599
        Prepaid income taxes                       (44)             -
        Other assets                                 89             9

      Increase (decrease) in liabilities:
        Payables -
            Payable to clearing broker         (16,180)         3,015
            Securities sold, but not yet purchased
            at market value                      27,585         4,467
            Accrued employee compensation and benefits            896
(147)
            Accounts payable and other accrued expenses
(330) (60)
            Income taxes payable                         -    (1,485)

Total adjustments                                   855            982

Net cash provided by operating activities          1,724         2,737

Cash flows from investing activities:
  Capital expenditures                          $ (136)      $ (443)

  Net cash (used) in investing activities         (136)        (443)

Cash flows from financing activities:
  Common stock repurchased for issuance of restricted stock grants
(175)                                           (166)
  Principal payments of ESOP obligation           (103)        (137)
  Purchase of Treasury Stock                      (662)            -
  Dividends paid
     Common                                       (483)      (1,853)
     Preferred                                     (145)       (135)
  Net cash (used) in financing activities       (1,568)      (2,291)

Net increase in cash                                 20            3

Cash at beginning of period                            71         75

Cash at end of period                           $     91     $    78

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                   $   564      $   231
     Income taxes                                 1,001        2,678
See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc., (the "Company") as of September 30, 1996, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.

 The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

  The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other future period.

2. Securities owned are stated at market value. Securities in the Company's trading accounts consist of the following:

                                     September 30, 1996  December 31,
                                         (Unaudited)         1995
                                                                 (In
thousands)
  States and municipalities                $ 9,636        $19,400
  Corporate equity                           8,198          1,833
  Corporate debt                            10,355         13,130
  U.S. Government and agency                11,916            310
  Other                                         25             25

  Total                                    $40,130        $34,698

3. The Company is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of rule 15c3-1(a)4, which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At September 30, 1996 and December 31, 1995, the Company's net capital was approximately $3,639,000 and $5,663,000, respectively, which exceeded minimum net capital requirements by $2,639,000 and $4,663,000, respectively.

4.On June 19, 1996 the Board of Directors authorized the repurchase of up to an additional $1 million worth of company stock. The purchases may be made in the open market and through private transactions over the next 24 months when the Board deems appropriate. The Company originally approved a repurchase program of up to $1 million worth of stock in July 1995. Through September 30, 1996, the Company has repurchased 107,094 shares of stock (adjusted for a 5% stock dividend declared January 26, 1996) at a cost of $751,538.

Item 2.        Management's Discussion and Analysis of Financial
Condition and Results of Operations

a.   Results of Operations

Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

Exclusive of one-time after-tax charges, net income for the three months ended September 30, 1996 was $252, Compared to $508,000, or $.14 per share during the same period ending September 30, 1995. Including one-time after-tax charges of approximately $661,000, the Company reported a net loss of $661,000, or $.22 per share. The one-time after-tax charges of $661,000 are a result of three separate factors; $376,000, or $.13 per share, represents the Company's resolution of employment obligations as a result of the resignation of a senior executive and Board member as well as related severance adjustments; a total of $235,000, or $.08 per share, reflects charge-offs associated with plans to move the Company's headquarters to a larger and more modern facility in Livingston New Jersey; and the remaining $50,000, or $.01 per share, represents costs associated with a recently abandoned debt offering.

Total revenues decreased $230,000 or 3.6% to $6,208,000 in the three months ended September 30, 1996 from $6,438,000 in the three months ended September 30, 1995.

Revenues from principal transactions decreased $954,000 or 26.0% to $2,710,000 in the 1996 period from $3,664,000 for the 1995 period. This decrease can be attributed to a decrease of $430,000 from trading tax-exempt securities, a decrease of $348,000 from trading equity securities and a decrease of $176,000 from trading corporate debt securities. The decrease in revenue attributable to corporate debt and tax-exempt securities reflected an extraordinarily volatile bond market and the continued compression of underwriting spreads in municipal securities. The decrease in revenue attributable to trading equity securities primarily reflects decreased spreads and increased volatility.

During the quarter ended September 30, 1996, the Company began implementing a hedging strategy in its fixed-income trading activities as part of its overall interest rate risk management strategy. While this strategy is intended to minimize risk, it does not eliminate risk.. Particularly with volatile swings in interest rates, gains and losses from hedging can materially impact trading results. The Company uses temporary positions in both the futures and cash market in an effort to protect the cash long position against loss from adverse price fluctuations. This risk-transfer mechanism is viewed by management as necessary to control interest rate risk and protect profit margins. Gains and losses on contracts used in trading activities are recognized currently by using the mark-to market method of accounting and are included in the corporate trading income account. In the future, the Company expects to establish a hedging strategy for its equity positions.

Revenues from investment banking increased $469,000 or 28.3% to $2,124,000 in the 1996 period from $1,655,000 for the 1995 period. This increase was primarily due to a $986,000 and $194,000 increase in underwriting corporate debt and municipal securities respectively. Partially offsetting this increase in revenue was a decrease of $702,000 from consulting, placement and valuation fees. The increase in revenue from underwriting corporate securities reflects the larger size of a taxable debt underwriting for a financial institution which closed in the three months ended September 30, 1996 as compared to the same period in 1995. The increase in underwriting municipal securities reflects increased levels of issuance of new municipal securities in the three months ended September 30, 1996. The decrease in revenue from consulting, placement and valuation fees resulted from a decrease in merger and acquisition advisory fees and a decrease in revenues related to thrift conversions including mutual holding company formations. The decrease in revenues from merger and acquisition advisory fees and the decrease in revenues related to thrift conversions including mutual holding company formations both resulted from a decrease in the number of transactions in the 1996 third quarter versus the 1995 third quarter. The Company expects there to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions.

Commission revenue increased $134,000 or 16.2% to $960,000 in the three months ended September 30, 1996 from $826,000 for the comparable period in 1995. The increase in revenue includes an increase in equity security commissions of $113,000 and an increase in mutual fund commissions of $21,000. These increases are mainly attributable to increased retail activity and higher mutual fund sales due to greater investor demand and selection of funds.

Total operating expenses increased $1,685,000 or 30.0% to $7,309,000 in 1996 from $5,624,000 in 1995. This increase is primarily attributed to an increase in compensation and benefits of $950,000, an increase in other operating expenses of $357,000, an increase in occupancy and equipment expense of $234,000 and an increase in interest expense of $126,000. The increase in compensation and benefits is mainly attributable to a $625,000 pre-tax charge as a result of the resignation of a senior executive and Board member as well as related severance adjustments, an increase in the number of employees and an increase in commission expense attributed to increased trading volume. The increase in other operating expenses is mainly attributable to an increase in reserves, a pre-tax charge of $83,000 associated with an abandoned debt offering and an increase in other operating expenses. The increase in occupancy and equipment expense is mainly attributed to a pre-tax charge of $192,000 to write off leasehold improvements and equipment as part of the Company's plan to move its headquarters. The increase in interest expense is attributable to higher average borrowing levels.

b.   Results of Operations

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

For the nine months ended September 30, 1996, exclusive of one-time after-tax charges, net income was $1,530,000, or $.45 per share. Including the one-time after-tax charges recorded in this year's third quarter, net income for the nine months ended September 30, 1996 was $869,000, or $.23 per fully-diluted share, compared with $1,755,000, or $.49 per share for the prior year.

Total revenues increased $3,122,000 or 16.4% to $22,181,000 for the nine months ended September 30, 1996 from $19,059,000 in the prior year period.

Revenues from principal transactions decreased $3,226,000 or 30.1% to $7,487,000 in the 1996 period from $10,713,000 for the nine months ended September 30, 1995. This decrease can be attributed to a decrease of $1,797,000 from trading tax-exempt securities, a decrease of $937,000 from trading corporate debt securities, and a decrease of $492,000 from trading equity securities. The decrease in revenue attributable to corporate debt and tax-exempt securities reflected an extraordinarily volatile bond market and the continued compression of underwriting spreads in municipal securities. The decrease in revenue from trading equity securities was due to narrowing spreads, increased volatility and larger inventory positions.

Revenues from investment banking increased $5,068,000 or 93.6% to $10,485,000 in the 1996 period from $5,417,000 for the comparable 1995 period. This was due to a $1,851,000 increase in revenues related to consulting, placement and valuation fees, an increase in revenue from underwriting equity securities of $1,994,000 and an increase in revenue from underwriting taxable and tax-exempt debt securities of $986,000 and $237,000, respectively. The increase in consulting, placement and valuation fees resulted from an increase in both revenues related to thrift conversions and merger and acquisition advisory fees. The increase in revenues during 1996 from thrift conversions including mutual holding company formations, resulted from the greater size of the transactions which closed in the first nine months of 1996 as compared to the same period in 1995. Additionally, fee income from merger and acquisition advisory services was significantly higher during the first nine months of 1996. This was a result of a larger number of merger and acquisition transactions during the 1996 period and the greater size of the 1996 transactions versus 1995. The Company expects there to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions.
The increase in revenue from underwriting equity securities is due to the consummation of two underwritings for financial institutions seeking additional capital for growth purposes, as well as the closing of the third Ryan Beck Banking Opportunity Trust. The increase in revenue from underwriting tax-exempt debt securities reflects increased levels of issuance of new municipal securities.

Commission revenue increased $1,095,000 or 52.4% to $3,186,000 in 1996 from $2,091,000 in 1995. The increase in revenue includes an increase in equity security commissions of $775,000 and an increase in mutual fund commissions of $320,000. These increases are mainly attributable to increased retail trading activity and higher mutual fund sales due to greater investor demand and selection of mutual funds.

Revenue from interest and dividends increased $326,000 or 52.5% to $947,000 in 1996 from $621,000 in 1995. The increase in revenue from interest and dividends is a result of higher average inventory levels during the first nine months of 1996 as compared to the same period in 1995.

Total operating expenses increased $4,549,000 or 28.0% to $20,795,000 in 1996 from $16,246,000 in 1995. This increase is primarily attributable to increases in compensation and benefits of $2,543,000, in other operating expenses of $830,000, in interest expense of $425,000, in occupancy and equipment expense of $296,000, and in floor brokerage, exchange and clearance fees of $295,000. The increase in compensation and benefits is partially attributable to a $625,000 pre-tax charge as a result of the resignation of a senior executive and Board member as well as related severance adjustments, and also reflects increased salary, bonus and commission expenses which is consistent with higher investment banking revenues and additional employees. The increase in other operating expenses is primarily a result of an increase in legal reserves, a pre-tax charge of $83,000 associated with an abandoned debt offering and an increase in other expenses. The increase in interest expense is due to higher average borrowing levels. The increase in occupancy and equipment expense is mainly attributed to a pre-tax charge of $192,000 to write off leasehold improvements and equipment as part of the Company's plan to move its headquarters. The increase in floor brokerage, exchange and clearance fees is a result of an increase in trade volume during the first nine months of 1996 as compared with 1995.

Liquidity and Capital Funds

As of September 30, 1996, the Company's Consolidated Statement of
Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow from its clearing broker at prevailing federal funds rate plus 100 basis points. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral. At September 30, 1996, there were no borrowings from the clearing broker.

Part II.                                   OTHER INFORMATION

Item 1.        Legal Proceedings

On December 13, 1991, an action was filed in the United States District Court for the District of New Jersey under the caption Schiffli Embroidery Workers Pension Fund v. Ryan, Beck & Co., Inc., et al (Civ. Act. No. 91-5433) ("Schiffli") alleging that the Company and one of its former account executives had engaged in violations of federal securities laws, the Employee Retirement Income Security Act ("ERISA"), the Racketeering Influenced and Corrupt Practices Act ("RICO"), and various common law claims in connection with the purchase of securities. On August 23, 1996, the Magistrate Judge entered an order approving a settlement agreement to settle all claims in this matter, as well as a related case discussed below. Pursuant to the terms of the settlement agreement, the Company has settled all claims asserted against it in this matter without admitting liability and pursuant to terms which will not have a material adverse effect on the Company.

On September 27, 1995, an action was filed in the United States District Court for the District of New Jersey under the caption Luis Lozada, Trustee of Local 211 Staff Employees' Pension Plan and Luis Lozada, Individually v. Ryan, Beck & Co., Inc. and Douglas A. MacWright Civ. Act. No. 95-4743 (AMW) (U.S.D.C.D.N.J.). The allegations asserted by the plaintiffs in this action were substantially similar to the allegations made by the plaintiffs in the Schiffli matter above. The claims asserted against the Company were for violations of ERISA and various state-law claims including breach of trust agreement, negligence and breach of contract. The Company has settled all claims asserted against it in this matter without admitting liability and pursuant to terms which will not have a material adverse effect on the Company.


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

The complaint alleges that the Company was retained as a consultant and advisor to Northwest in connection with such transaction and engaged in the promotion and sale of Northwest stock. The complaint further alleges that the Offering Circular prepared in connection with the initial public offering contained misstatements of material facts and omitted to state material facts necessary to make the statements contained within the Offering Circular not misleading, including false statements representing the appraised valuation and number of shares to be issued in the initial offering would be increased only if market and economic conditions warranted such increase. The complaint alleges that after the offering was concluded, the appraised value of Northwest was increased and the offering was diluted by the sale of additional shares and that such increase in appraised value was not warranted by market or economic conditions.

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

On March 13, 1995, the plaintiffs filed a Motion for Class Certification. On March 24, 1995, the Company, as well as all other defendants, filed a Motion to Dismiss the plaintiff's complaint. By order dated November 17, 1995, the Court dismissed all federal law claims in the complaint with prejudice against all defendants on the ground that plaintiff failed to identify affirmative misrepresentations and material omissions of fact in the Offering Circular. The court relinquished jurisdiction over the remaining state law claims. On December 14, 1995, plaintiff filed an appeal with the United States Court of Appeals for the Third Circuit. Oral argument has been postponed until January 1997 to allow for the submission of additional briefs. While the outcome of the appeal is uncertain, the Company believes that the decision of the District Court will be affirmed.

On January 11, 1996, the Company gave notice to Municipal Square Associates ("Municipal Square"), its landlord at 80 Main Street, West Orange, New Jersey that it had been constructively evicted as a result of Municipal Square's breaches of the lease in failing to provide adequate heating, air conditioning, security, janitorial and other services.

On February 29, 1996, Municipal Square filed an action in the Superior Court of New Jersey, Essex County, Law Division, under the caption Municipal Square Associates v. Ryan, Beck & Co., Docket No. L 2751-96 in which Municipal Square seeks a declaratory judgment that the lease is not terminated and alternatively, that the Company's January 11th notice had terminated the lease and triggered an early termination penalty of $375,000.

The Company filed a counterclaim alleging that Municipal Square breached the lease by failing to provide services which Municipal Square was required to provide under the lease and alleging that Municipal Square's conduct constituted a constructive eviction of the Company.

The suit is in the early stages of discovery. Although the outcome of this litigation is inherently uncertain and no assurances regarding the final outcome of this matter can be given, the Company intends to defend vigorously this matter and to pursue its counterclaim for damages. The Company believes that it has a meritorious defense, that it has sustained substantial damages as a result of breaches of the lease by Municipal Square, and that those damages significantly exceed the damages claimed by Municipal Square.

Item 2.        Changes in Securities

Not applicable.

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5.        Other Materially Important Events

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit 27 - Financial Data Schedule

(b)       Reports of Form 8-K

The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 1996.

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

Dated:  November 11, 1996