Form 10-K
period 1996-12-31
RYAN BECK & CO INC
filed 1997-03-26
CIK 793280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS
 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF
THE
SECURITIES 	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

OR

(   )	TRANSITION REPORT PURSUANT TO SECTION
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

Registrant's telephone number, including area code: (201) 325-
3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class   	Name of each exchange on which
registered

___________________________________
	________________
___________________

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
Title of Class

Voting Cumulative Preferred Stock, Series A, par value per share
Title of Class

Indicate by check mark whether the issuer (1) filed all reports required to be
filed  by Section 13 or 15(d) of the Exchange Act during the past 12 months (or
for  such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past
90 days.
Yes     X     No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-
affiliates computed
by reference to the last sale price of such stock as of March 21,
1997:
$12,388,871

Number of shares of Common Stock outstanding as of March
21, 1997:
3,235,165

DOCUMENTS INCORPORATED BY REFERENCE

1. Part II - The Registrant's Annual Report to Stockholders for the Fiscal Year
Ended December 31, 1996.

2.  Part III - Proxy Statement for the Registrant's 1997 Annual
Meeting of
Stockholders.

Item 1.  	DESCRIPTION OF BUSINESS

General

Ryan, Beck & Co., Inc. (the "Company" or "Ryan, Beck") is principally engaged in the underwriting, distribution and trading of tax-exempt, bank equity and debt securities. The Company provides consulting, research and brokerage services primarily to community-oriented financial services companies with a focus on corporate finance and merger-related services. The
Company offers a general securities brokerage business with investment products for retail and institutional clients, as well as life insurance and annuity products. The Company's clients consist primarily of high net worth individuals (primarily residents of New Jersey, other Mid-Atlantic and
Northeastern states and Florida), banking and thrift institutions (primarily located in New Jersey, Pennsylvania and Florida) and, to a much lesser extent, insurance companies and specialty finance companies. The Company's plan is to continue to operate as a high quality firm serving its market niche in the financial services industry.

The Company was organized in New Jersey in 1965, under the name of John J.
Ryan & Co., Incorporated, as a successor to various entities dating from 1946.
The Company changed its name to Ryan, Beck & Co., Inc. in 1981. Unless the context otherwise requires, all references herein to the "Company" include
Ryan, Beck & Co., Inc. and its predecessors and subsidiaries.

The principal executive office of the Company is located at 80
Main Street,
West Orange, New Jersey 07052-5414 and its telephone number is 201-325-
3000. The Company is registered as a broker-dealer with the Securities and
Exchange Commission ("SEC") and is a member of the National Association of
Securities Dealers, Inc. ("NASD") and the Securities Investor
Protection
Corporation ("SIPC") which insures customer funds and securities deposited with a broker-dealer up to $500,000 per customer, with a limitation of
$100,000 on claims for cash balances. The Company is not a member of any securities exchange.

Brokerage services to retail and institutional customers are provided through
Ryan, Beck's sales force of approximately 76 sales account executives located in the West Orange, New Jersey, Bala Cynwyd, Pennsylvania, and West Palm
Beach, Florida offices. The Company believes that its account executives are a key factor to the success of its business. Over the last five years, the number of full-time account executives has increased from approximately 65 to 76, some of whom joined Ryan, Beck after previous associations with other brokerage firms.

The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the
underwriting or ownership of securities, customer fraud,
employee errors and
misconduct, failures in connection with the processing of
securities transactions
and litigation.  The Company's business and its profitability are affected by
many factors, including the volatility and price level of the securities markets,
the volume, size and timing of securities transactions, the
demand for
investment banking services, the level and volatility of interest rates, the
availability of  credit, legislation affecting the business and financial
communities, and the economy in general.  Markets
characterized by low
trading volumes and depressed prices generally result in
reduced commissions
and investment banking revenues as well as losses from declines in the market
value of securities positions.   Moreover, Ryan, Beck is likely to
be adversely
affected by negative economic developments in New Jersey, the mid-Atlantic region or the financial services industry in general.

Reduced volume and prices generally result in lower investment banking revenues and commissions and may result in losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of relatively low business activity for the Company, profitability will likely be adversely affected because a significant portion of the Company's expenses are fixed.

On the other hand, as in the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is a risk of loss from errors which can occur in the execution and settlement process. See "Accounting, Administration and
Operations."

The following table sets forth certain information regarding the revenues of the
Company by source:

Year Ended December 31,
1996 1995 1994
Amount Percent Amount  Percent  Amount Percent
(In Thousands)
Principal transactions:
Tax-Exempt debt securities		$ 2,829	9.9%	$
4,940	19.8%	$ 5,046	17.3%
Taxable debt securities		775	2.7	2,302	9.2
	1,729	5.9
Equity securities		  6,242	21.9	  5,982	23.9
	4,995	17.2

Total		  9,846	34.5	13,224	52.9	11,770	40.4

Investment banking<F1>
Tax-Exempt debt securities		1,047	3.7	913	3.7
	1,258	4.3
Taxable debt securities		1,540	5.4	456	1.8
	309	1.2
Equity securities		2,811	9.9	1,977	7.9	623
	2.1
Consulting, placement and valuation fees		7,424
	26.0	4,494	18.0	11,902	40.9

Total		12,822	45.0	7,840	31.4	14,092	48.5

Commissions:
Equity securities		2,514	8.8	1,395	5.6
	1,281	4.4
Mutual funds		  1,777	  6.2	1,407	  5.6	1,081	3.7

Total		  4,291	15.0	2,802	11.2	2,362	8.1

Interest and dividends		1,329	4.7	894	3.6	641
	2.2
Other		      222	     0.8	      228	     .9
235	0.8

Total		$28,510	100.0%	$24,988
	100.0%	$29,100	100.0%

<F1>Investment banking revenue includes management fees
and underwriting
fees earned in connection with all underwriting participations and selling concessions earned in connection with the Company's participation in tax-exempt debt, corporate debt and equity underwritings.

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, Ryan, Beck generally acts as an agent and charges a commission.

FIXED INCOME DIVISION

Tax-Exempt Bond Department

The Company maintains primary and secondary markets in tax-exempt securities issued primarily by the State of New Jersey and its political subdivisions. To a lesser extent, the Company also maintains primary and secondary markets for tax-exempt securities issued by municipalities located outside of New Jersey. Principal transactions in tax-exempt securities accounted for 9.9% of the Company's revenues during 1996, 19.8% of the
Company's revenues during 1995 and 17.3% during 1994.

The Company provides investment banking advice to, and raises capital for, many types of issuers of tax-exempt securities, including counties, cities, transportation authorities, sewer and water authorities and housing, health and higher education agencies. Most of these issuers are located in New Jersey.
The Company arranges public offerings of municipal securities and distributes these securities to individual and institutional investors. In addition, the
Company is often included in national and regional syndications which underwrite tax-exempt issues. Increasingly, underwritings of tax-exempt issues are being conducted on a competitive, rather than negotiated, basis. The impact of this trend on future revenue is unclear.

The following tables set forth, for the periods indicated, (i) the total number and dollar amount of municipal bond offerings managed or co-managed by the
Company and (ii) the total number and dollar amount of the Company's underwriting participations in those offerings and in offerings managed by others.

Managed or Co-Managed Offerings
	Number of Municipal
	Issues 	Amount of Offerings
	(In Thousands)
	1994		59	$       1,276,391
	1995		59		1,556,210
	1996		75		923,943

Underwriting Participations <F1>

	Number of Municipal
	Issues 	Amount of Participation
	(In Thousands)
	1994	131	        $          221,429
	1995	161	166,951
	1996	248	269,984

<F1>Does not include those issues in which the Company
participated as a
selling group member.

Revenues from all municipal bond transactions were $2,829,000, $4,940,000 and $5,046,000 for 1996, 1995 and 1994, respectively.  The
decrease from
1995 to 1996 primarily reflects an extraordinarily volatile bond market and the continued compression of underwriting spreads in municipal securities. In addition, trading revenues were adversely affected by costs associated with implementing an interest rate risk management strategy. The decrease from
1994 to 1995 reflected reduced product availability and lower yields.

Taxable Bond Department

The Company maintains secondary markets in corporate bonds, mortgage backed securities and unit investment trusts. Ryan, Beck also executes trades in
Treasury Bonds, Treasury Notes, Treasury Bills and makes markets in U.S.
Government Guaranteed Securities. Revenues relating to such transactions decreased in 1996 to $775,000 from $2,302,000 in 1995. The decrease in
trading revenues attributable to taxable debt securities reflected an extraordinarily volatile bond market. In addition, trading revenues were adversely affected by costs associated with implementing an interest rate risk management strategy. Revenues in 1994 were $1,729,000.
Principal
transactions in taxable securities accounted for 2.7% of the Company's revenues during 1996, 9.2% of revenues during 1995 and 5.9% of revenues during 1994.

FINANCIAL INSTITUTIONS DIVISION

Corporate Finance Department

The Company's Corporate Finance Department consists of 17 professionals located primarily in West Orange, New Jersey with a satellite office in Bala
Cynwyd, Pennsylvania. Developments in the banking and thrift industries, including the trend toward consolidation of banking institutions, have led an increasing number of banks and thrift institutions to seek advice from investment banking firms such as the Company. The Corporate Finance
Department provides financial advisory services to small to medium-sized financial services companies in connection with capital formation, strategic planning, branch sales, mergers and acquisitions (including appraisals and fairness opinions), shareholder/investor issues and financial management issues. Consulting, valuations and placement fees increased to $7,424,000 in
1996 from $4,494,000 in 1995 and accounted for 26% of the Company's revenues during 1996 and 18.0% during 1995. Consulting, valuation and placement fees amounted to $11,902,000 in 1994, or 40.9% of the Company's revenues.

Ryan, Beck serves the capital needs of community-oriented financial institutions by managing "best-efforts" public offerings including thrift conversions, mutual holding company formations (a partial conversion of a thrift) and secondary offerings by banks and thrifts. The Company has played a significant role in the development of thrift mutual holding companies and raised $9,768,000 in 1996, $75,282,000 in 1995 and
$422,215,000 in 1994 in
equity for thrifts in mutual holding company-related transactions. The
Company also provides financial advice, on-site administrative support and subscription enhancement for public offerings conducted by banks and thrifts.
This has been, and is anticipated to be, a significant source of revenue for the
Company. Future revenue, however, is subject to political and regulatory developments related to the thrift industry, especially as they impact thrift conversions and mutual holding formations. The Company expects there to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions.
These activities
generated gross revenues of $3,969,000 in 1996 as compared to $3,369,000 in
1995 and $8,586,000 in 1994. Such revenue is reflected in investment banking revenue as consulting, placement and valuation fees.

Syndicate Department

The Syndicate Department coordinates the distribution of newly issued securities to institutional and retail investors. The Syndicate Department handles public offerings that are managed or co-managed by Ryan, Beck as well as selling group and syndicate participations managed by other firms.
This department primarily deals with equity underwritings.

Underwritings

The Company has participated as an underwriter in public offerings of bank and thrift equity and debt issues as a sole underwriter without a syndicate, as a manager or co-manager of underwriting syndicates, as a member of underwriting syndicates managed by others and as a selling group member in issues of others. Revenues from underwriting bank and thrift securities for
1996 were $3,328,000, revenues for 1995 were $1,988,000 and
revenues for
1994 were $809,000.

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

Managed or Co-Managed Offerings
		Number of Bank/Thrift
		Issues 	Amount of Offerings
		(In Thousands)
			1994	15	$          566,286
			1995	13	221,114
			1996	12	340,594

Underwriting Participations<F1>
		Number of Bank/Thrift
		Issues	Amount of Participation<F2>
		(In Thousands)
	1994	15	      $          561,129
	1995	16	211,021
	1996	13	326,569

<F1>Does not include those issues in which the Company
participated as a
selling group member and non-bank issues in which the Company participated as an underwriter or selling group member.
<F2>Includes standby commitments.

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the federal securities laws, other statutes, and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings.
In the last several years, investment banking firms, including the Company, have increasingly participated in underwritten offerings with fewer syndicate participants or without a syndicate. In such cases, the underwriter assumes a larger part, or all, of the risk of an underwriting transaction. Furthermore, because underwriting commitments constitute a charge against net capital, the
Company, as a broker-dealer, could find it necessary to limit its underwriting activities to remain in compliance with net capital requirements.
See
"Regulation."

Research Department

The Company's Research Department, consisting of four equity analysts and one research assistant, is dedicated primarily to bank and thrift securities. To a lesser degree, the Research Department also provides reports and analyses on the insurance and real estate industries. Its publications include Bank Stock
Annuals for New Jersey, Florida, New York, Massachusetts,
Maryland,
Delaware and Pennsylvania, periodic updates on the outlook for financial equities, reports on specific financial institutions, and reports and analyses on general banking developments. In addition, Ryan, Beck purchases outside research services including economic reports, charts, and data bases.

 Sales and Trading Department

Sales and trading activities are conducted both as principal and as agent on behalf of individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers in an attempt to realize trading gains.
When over-the-counter ("OTC") transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs which are included in revenues as principal transactions. As agent, the
Company effects brokerage transactions which generate commission revenues.
These commissions are charged on both exchange and OTC transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule may be granted in certain cases. Total principal transactions accounted for 34.5% of the
Company's revenues during 1996, 52.9% during 1995 and 40.4% during 1994, while total commissions accounted for 15.0% of revenues during 1996, 11.2%
of revenues during 1995 and 8.1% of revenues during 1994.

The NASDAQ market has come under scrutiny in the media
and political
arenas during the past few years and has been the subject of
SEC investigations
into its operations.  Concerns have been raised with respect to the size of the
spreads between the price paid by investors purchasing
NASDAQ-listed
securities with respect to whether NASDAQ's listing
requirements are
sufficiently stringent and whether the NASD carefully monitors
NASDAQ-
listed companies.  More specifically, the NASD has been hiring numerous
enforcement aides to better monitor trading activities among dealers and to
scrutinize companies' compliance with applicable listing
standards.  The effects
of current and proposed NASDAQ reforms on the operations of
brokerage
firms, especially those specializing in the securities of small capitalization
companies, cannot be fully anticipated.  The cost of compliance with any new
rules, regulations and procedures instituted by the NASDAQ
could be
significant.  Additionally, the implementation of stricter
standards for initial
and continued inclusion      of companies on the NASDAQ
could adversely
affect the prospects of smaller capitalization companies, the stock performance of such companies, and the liquidity of investors' investments in such companies. Increased compliance costs or the inability to attain or maintain the listing of underwriting clients on the NASDAQ system, or a combination thereof, could adversely affect the financial performance of the Company.

The Company is an active market maker and distributor of equity securities issued by financial institutions throughout the country and tax-exempt bonds, particularly bonds issued by entities located in the Mid-Atlantic region. As of
December 31, 1996, the Company made markets in 218 bank and thrift stocks quoted on the NASDAQ system. Many of these are companies with whom
Ryan, Beck has an investment banking relationship or companies whose securities are followed by Ryan, Beck's Research Department.
The Company
also maintains quotations in 398 additional bank and thrift stocks and distributes and makes markets in certain issues of bank debt securities.

Recently, the Securities and Exchange Commission and NASD agreed to changes which could impact the way stocks are traded. A new order display system will be implemented which would allow investors to place limit orders to buy or sell a NASDAQ stock at a certain price and be matched with another order. The proposed system is designed to ensure that no market maker would be able to execute trades at better prices before a specific limit order was filled.
This proposed system may produce a new source of competition but could also lead to the Company making markets in fewer NASDAQ stocks, particularly smaller ones, because of a perceived lack of liquidity.
Consequently, there is
potential for delisting of companies which trade infrequently due to lack of market maker support. The Company, therefore, may reduce the number of companies that it makes markets in and also realize lower trading spreads, which could adversely affect the Company.

In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and, accordingly, has its own capital at risk in the event of a decline in the market price of such securities or of a decrease in the liquidity of markets (especially in the area of risk arbitrage, as described below), which can limit the Company's ability to sell securities purchased or to purchase securities sold in such transactions.
Trading and investing in corporate and municipal securities as principal and underwriting the issuance of such securities represent an important part of the
Company's business and subjects the Company's capital to significant risk.
While the Company seeks to avoid market risk, it may, nonetheless, realize profits and losses from market fluctuations. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

The Company also offers other financial instruments to its clients which include U.S. Government and Agency obligations, zero coupon bonds, collateralized mortgage obligations, utility and industrial bonds, mutual funds, trust preferred securities and unit investment trusts.

Although the Company presently maintains no discretionary accounts for customers, it may do so in the future. The Company introduced margin accounts during early 1991. Margin transactions are subject to credit risks. To the extent that funds are advanced in a securities transaction, payment may not be received. If the securities decline in value, the Company may not recover the amounts advanced. As of December 31, 1996, the Company had approximately $24.9 million in customer margin debits with its clearing broker.

During 1996, the Company continued to maintain its salesforce by recruiting and training both new and experienced sales personnel to replace those who left during the period. The Company had 76 sales account executives as of
December 31, 1996.

The following table shows, (i) for the year ended December 31, 1996, the highest, lowest and average month-end inventories by type of securities in which the Company trades as principal and (ii) the inventories for these types of securities as of December 31, 1996.

		Year Ended December 31, 1996
	Highest Inventory 	Lowest Inventory 	Average
Inventory
		Long 	Short 	Long 	Short 	Long 	Short
		(In Thousands)
Type of Security:
Tax-Exempt Debt 		$ 21,606	$    422	$
2,944	$    20	$10,793	$  105
Taxable Debt 		22,296	30,433	2,061	160	8,820
	4,092
Equity 		14,461	6,771	8,198	2,915	10,789	4,005

		As of December 31, 1996
		Long 	Short
		(In Thousands)
Type of Security:
Tax-Exempt debt		$ 17,962	$    128
Taxable Debt 		7,255	408
Equity 		    8,572	   4,888
Total		$ 33,789	$  5,424

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

Competition

The Company is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. With respect to the Company's investment banking and consulting merger-related services, the Company also competes with many of the larger Wall Street investment banking firms. Many of these organizations have substantially more employees and greater financial resources than the
Company. The Company also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. The Company typically has not engaged in extensive advertising programs for this type of business. The Company believes that the principal competitive factors relating to the Company's business are the quality of advice and service provided to investors and financial institutions and the competitive pricing of their products.

The securities industry has become considerably more concentrated and more competitive in recent years as numerous securities firms have either ceased operation or have been acquired by or merged into other firms.
In addition,
companies not engaging primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Furthermore, many commercial banks offer various securities related activities and investment vehicles. While it is presently not possible to predict the type and extent of competitive services which other financial institutions may offer or the extent to which administrative or legal barriers are repealed or modified, ultimately these developments may lead to the creation of integrated financial services firms that may be able to compete more effectively than the Company for investment funds by offering a greater range of financial services.

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

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 1996, the Company was registered as a broker-dealer in 49 states and the District of Columbia.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, uses and safekeeping of customers funds and securities, capital structure of securities firms, record- keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities market, rather than protection of creditors and shareholders of broker-dealers.

As a broker-dealer, the Company is required by federal law to belong to the
Securities Investors Protection Corp. ("SIPC"). Currently, all members, including the Company, pay a fixed annual assessment of $150. However, should the SIPC fund falls below a certain minimum amount, as it did in 1983, members are required to pay annual assessments in amounts
(based upon
adjusted gross revenues) necessary to restore the fund.
Accounts are insured up
to $75,000,000. The first $500,000 of protection is provided by SIPC and the balance is provided by a separate policy from a private insurer. There is a limitation of $100,000 on claims for cash balances.

Net Capital Requirements

As a registered broker-dealer, the Company is also subject to the SEC's
Uniform Net Capital Rule (the "Rule"). The Rule specifies minimum net capital requirements for registered brokers and dealers and is designed to maintain the general financial integrity and liquidity of a broker-dealer.
Therefore, it imposes a minimum net capital requirement deemed necessary to meet the broker-dealer's continuing commitments to its customers.

The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-3. As of December
31, 1996, the
Company had aggregate net capital of $3,534,000, which exceeded its minimum net capital requirements by $2,534,000.

Compliance with the Rule could limit the Company's operations, such as underwriting and trading activities which require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of the Company to expand or even maintain its present levels of business.

Employees

At December 31, 1996, the Company had 178 full-time employees. None of the
Company's employees are covered by a collective bargaining agreement. The
Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially account executives, is intense in the securities industry. Accordingly, from time to time the Company may experience the loss of valuable personnel which could adversely impact revenues.

Item 2. 	DESCRIPTION OF PROPERTIES

The Company's offices, including its trading operations, occupy an aggregate of approximately 22,000 square feet in West Orange, New
Jersey.  Such space
is leased pursuant to a seven-year lease term which commenced
January 19,
1992. The Company has notified its current landlord of its cancellation of the lease. The termination fee of approximately $250,000 was recorded in the consolidated financial statements for the year ended December 31, 1996.
During the second half of 1997, the Company plans to relocate its corporate headquarters to Livingston, New Jersey and occupy approximately 35,000 square feet. Such space is leased pursuant to a ten-year lease term, which will commence on or about July 1, 1997. The Company has two five-year renewal options at the conclusion of the original term.

The Company is also opening a satellite office of approximately 4,800 square feet in Shrewsbury, New Jersey. The lease term is for five years, commencing on April 1, 1997. The Company has a five-year renewal option at the conclusion of the original term. In addition, the Company occupies approximately 3,600 square feet of office space in Bala
Cynwyd, Pennsylvania
under a five-year lease which commenced April 12, 1994. The Company has a five-year renewal option at the conclusion of the original term. The Company also occupies approximately 8,500 square feet of office space in West Palm
Beach, Florida under a four-year lease which commenced May
1, 1995.

While such space is suitable and sufficient for the Company's present needs, the Company anticipates that, based on its present operations and its anticipated future growth, additional space may be required in the foreseeable future. The Company believes that its current fire and casualty insurance policies provide sufficient coverage to allow it to replace any of its properties that might be damaged or destroyed.

Item 3. 	LEGAL PROCEEDINGS

From time to time, in the ordinary course of its business, the Company is involved in disputes, litigation or arbitration with its customers. In addition, the securities industry has experienced an increased incidence of litigation, including class action suits that generally seek substantial damages.
Underwriters are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities. The Company has also been involved, from time to time, in proceedings with, and investigations by, governmental and self-regulatory agencies. Both the SEC and the NASD have broad investigative powers and the authority to impose significant sanctions upon broker-dealers. See "Description of Business -
Regulation."

Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the year ended December 31, 1996.

On or about December 13, 1994, a complaint under the caption
Robert J.
Buckley, et al. v. Northwest Savings Bank ("Northwest"), et.
al., C.A. No. 94-
340-E (U.S.D.C. W.D. Pa.),  was filed in the United States
District Court of the
Western District of Pennsylvania. The complaint alleged violations of the
Securities Act of 1933, the Securities Act of 1934, as well as various state law securities and common law claims in connection with Northwest Savings
Bank's reorganization from a mutual state savings bank to a stock mutual holding company.

The complaint alleged that the Company was retained as a consultant and advisor to Northwest in connection with such transaction and engaged in the promotion and sale of Northwest stock. The complaint further alleged that the
Offering Circular prepared in connection with the initial public offering contained misstatements of material facts and omitted to state material facts necessary to make the statements contained within the Offering Circular not misleading, including false statements representing the appraised valuation and number of shares to be issued in the initial offering would be increased only if market and economic conditions warranted such increase. The complaint alleged that after the offering was concluded, the appraised value of Northwest was increased and the offering was diluted by the sale of additional shares and that such increase in appraised value was not warranted by market or economic conditions.

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

On March 13, 1995, the plaintiffs filed a Motion for Class
Certification.  On
March 24, 1995, the Company, as well as all other defendants, filed a Motion to Dismiss the plaintiff's complaint. By order dated November 17, 1995, the
Court dismissed all federal law claims in the complaint with prejudice against all defendants on the ground that plaintiff failed to identify affirmative misrepresentations and material omissions of fact in the Offering Circular. The court relinquished jurisdiction over the remaining state law claims. On
December 14, 1995, plaintiff filed an appeal with the United
States Court of
Appeals for the Third Circuit (the "Court of Appeals"). Oral arguments were conducted on January 21, 1997. On February 2, 1997, the
Court of Appeals
affirmed the decision of the District Court. However, on February 26, 1997, the plaintiff filed a motion for rehearing.

On January 11, 1996, the Company gave notice to Municipal
Square Associates
("Municipal Square"), its landlord at 80 Main Street, West Orange, New Jersey that it had been constructively evicted as a result of Municipal Square's breaches of the lease in failing to provide adequate heating, air conditioning, security, janitorial and other services. On February 29, 1996, Municipal
Square filed an action in which Municipal Square seeks a declaratory judgment that the lease is not terminated and alternatively, that the Company's January
11th notice had terminated the lease and triggered an early termination penalty of $375,000. The Company filed a counterclaim alleging that Municipal
Square breached the lease by failing to provide services which Municipal
Square was required to provide under the lease and alleging that Municipal
Square's conduct constituted a constructive eviction of the Company.

The parties have entered into a tentative settlement agreement subject to resolution of certain procedural matters which settlement would not have a material adverse effect on the Company, and the Company's liability under the lease would be terminated. If the settlement is not finalized, the outcome of this litigation is inherently uncertain and no assurances regarding the final outcome of this matter can be given.

The Company, Ryan Beck Financial Corp., a wholly-owned subsidiary of the
Company, and a former account executive of the Company have been named as third-party defendants in Inrevco Associates v. BDO Seidman, et al., v. Ryan,
Beck & Co., et al., Superior Court of New Jersey, Law
Division, No. MRS-L-
2961-94.  Inrevco is a New Jersey limited partnership.  Ryan,
Beck Financial
Corp. ("RBFC") is a special limited partner in the partnership and such former account executive is a limited partner. The third-party complaint alleges that certain duties were owed to the partnership by the Company and RBFC. The third-party plaintiffs allege that the Company and RBFC breached these duties and are liable to the third-party plaintiffs for contribution in the event the plaintiff prevails at trial.

On February 17, 1995, a motion to dismiss filed by the defendants was granted in favor of RBFC and the former account executive. On March
9, 1995, RBFC
and the Company's former account executive were dismissed by order of the
Court. On September 5, 1995, certain defendants filed a new third-party complaint seeking contribution from the Company, RBFC and certain present and former employees and officers of the Company as additional third-party defendants. All of the claims asserted against the Company are for contribution. On October 15, 1995, the Company, RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco. The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the contribution claims. Pursuant to the settlement agreement, Inrevco has released the Company and RBFC from any liability in the suit. Subsequently, the third-party defendants filed a motion to dismiss on the grounds that the claims against the third-party defendants were moot as a result of entering into the settlement agreement. On January
19, 1996 the
Court heard argument on the motion to dismiss and denied such motion. The third-party defendants filed a motion for permission to file an interlocutory appeal with respect to the motion to dismiss with the Superior Court of New
Jersey, Appellate Division, which motion was subsequently denied. The
Company is still named a third-party defendant in this action and, as such, will be required to participate in discovery and other pre-trial procedures with respect to the ongoing litigation. Discovery in this case is proceeding.

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

	Closing Sales Price<F1>      Dividends Declared<F2>
Year Ended December 31,	 High	Low	Regular
	Special
1996
First Quarter	$7.625	$6.750	$ .05	-
Second Quarter	7.500	6.625	.05	-
Third Quarter	7.000	5.375	.05	-
Fourth Quarter	5.625	3.750	.05	-

1995:
First Quarter 	$7.375	$6.250	$.048	$.305
Second Quarter 	7.000	5.625	.048	.000
Third Quarter 	8.000	5.625	.048	.124
Fourth Quarter 	7.375	6.500	.048	.067

<F1>The closing market prices are rounded to the nearest 1/8.
<F2>All share and per share data have been adjusted for a 5%
stock dividend
declared on January 26, 1996 and paid on February 13, 1996.

Due to the volatile nature of the Company's business, it is the policy of the
Board of Directors to determine dividends individually for each quarter. In the future, the Board of Directors will determine on an annual basis if a dividend will be paid and the amount of the dividend. In evaluating the possible distribution of dividends, the Board considers, among other things, the level of the Company's earnings, its operating capital requirements, the current and prospective business and operating environment and alternative uses of any excess operating capital. This policy is subject to change at any time.

The number of common shareholders of record as of March 21, 1997, was 469.
The number of preferred shareholders of record as of March 21, 1997, was 43.

Item 6.   SELECTED FINANCIAL DATA

The information contained under the caption "Five Year
Financial
Comparison" on page 4 of the Annual Report is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The information contained under the caption "Management's
Discussion and
Analysis of Financial Condition and Results of Operations" on pages 5 through 8 of the Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and Notes to
Consolidated
Financial Statements and Independent Auditors' report on pages 9 through 17 of the Annual Report is incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
THE
REGISTRANT

The information required herein is incorporated by reference to the Company's
Proxy Statement ("Proxy Statement") to be filed with the Securities and
Exchange Commission in connection with the Company's 1997
Annual
Meeting of Shareholders.

On January 15, 1997, Allen S. Greene resigned as President and
Chief
Executive Officer.  Following Mr. Greene's resignation, the
Company
established a Senior Management Committee to function as an Office of the
Chief Executive Officer. The Senior Management Committee consists of Ben
A. Plotkin, Leonard J. Stanley, Jay Suskind and Matthew R.
Naula.  Mr.
Plotkin serves as Chairman of the Senior Management
Committee and, as such,
Chief Executive Officer of the Company.

Information with respect the members of the Senior
Management Committee is
incorporated by reference to the Company's definitive proxy statement.

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

PART IV

Item 14.  	EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND
REPORTS ON FORM 8-K


FINANCIAL STATEMENTS
		Page
All Consolidated Financial Statements<F1>
(a)	Independent Auditors' Report	18
(b)	Consolidated Statements of Financial Condition
	at December 31, 1996 and 1995	9
(c)	Consolidated Statements of Income for the
	years ended December 31, 1996, 1995 and 1994	10
(d)	Consolidated Statements of Changes in Stockholders'
	Equity for the years ended December 31, 1996,
	1995 and 1994	11
(e)	Consolidated Statements of Cash Flows for the
	years ended December 31, 1996, 1995 and 1994	12
(f)	Notes to the Consolidated Financial Statements	13-
17

All schedules have been omitted as the required information is either inapplicable, immaterial or included in the Notes to the Consolidated Financial
Statements.

<F1>Incorporated by reference to the Annual Report.

(b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended
December 31,
1996

(c)   EXHIBITS

3.1	Restated Certificate of Incorporation, as amended
(incorporated
by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
10-K for the year ended December 31, 1994 (the "1994 Form
10-K")).

3.2	Bylaws, as amended (incorporated herein by reference
to
Exhibit 3.2 of the Registrant's Registration Statement on Form
S-1 (No.
33-5543) filed with the SEC on June 27, 1986).

10.1	1996 Stock Option Plan.

10.2	Employee Stock Ownership Plan dated May 15, 1994
(incorporated by reference to Exhibit 10.2 of the 1994 Form
10-K).

10.3	Term Loan Agreement by and among the Company, the
Ryan,
Beck & Co., Inc. Employee Stock Ownership Plan and
Northwest as of
June 23, 1995 (incorporated by reference to Exhibit 10.3 of the
1995
Form 10-K).

10.4	Employee Stock Ownership Plan Trust Agreement by
and
between the Company and Matthew Naula as Trustee dated
May 15,
1994 (incorporated by reference to Exhibit 10.3 of the 1994
Form 10-K).

10.5	Lease pertaining to the Company's West Orange, New
Jersey
offices effective as of January 1, 1992, (incorporated by reference to
Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

10.6	Lease pertaining to the Company's Bala Cynwyd,
Pennsylvania
offices effective as of April 12, 1994 (incorporated by reference to
Exhibit 10.6 of the 1995 Form 10-K).

10.7	Lease pertaining to the Company's West Palm Beach,
Florida
offices effective as of February 28, 1995 (incorporated by reference to
Exhibit 10.7 of the 1995 Form 10-K).

10.8	Lease pertaining to the Company's Shrewsbury, New
Jersey
offices effective as of April 1, 1997.

10.9	Lease pertaining to the Company's Livingston, New
Jersey
offices effective as of June 1, 1997.

10.10	Employment Agreement, dated November 14, 1990, by
and
between Jack R. Rosenthal and Ryan, Beck & Co., Inc.
(incorporated by
reference to Exhibit 10.7 to the Company's Annual Report on Form 10-
K for the year ended December 31, 1990).

10.11	Employment Agreement dated September 26, 1994 by
and
between Fenwick H. Garvey and Ryan, Beck & Co., Inc. (the
"Garvey
Employment Agreement") (incorporated by reference to Exhibit
10.8 of
the 1994 Form 10-K).

10.12	Amendment to the Garvey Employment Agreement,
dated
December 14, 1995 (incorporated by reference to Exhibit 10.11 of the
1995 Form 10-K).

10.13	Employment Agreement dated September 25, 1996, by
and
between Matthew R. Naula and Ryan, Beck & Co., Inc.

10.16	Amended and Restated Employment Agreement, dated
December 14, 1995 by and between Ben A. Plotkin and Ryan,
Beck &
Co., Inc. (incorporated by reference to Exhibit 10.16 of the 1995 Form
10-K).

10.17	Amended and Restated Restricted Stock Grant Plan
dated July
16, 1993 (incorporated by reference to Exhibit 10.12 of the 1994 Form
10-K).

11. Statement regarding computation of per share earnings is omitted pursuant to SEC regulations.

12.  Statement re: computation of ratios.

13. Annual Report for the fiscal year ended December 31, 1996.

21.  Subsidiaries (incorporated by reference to Exhibit 21 of the
1994
Form 10-K).

23.  Consent of Deloitte & Touche LLP

24.  Consent of Trien, Rosenberg, Felix, Rosenberg, Barr &
Weinberg

27.  Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYAN, BECK & CO., INC.

By: /s/_Fenwick H. Garvey, March 21, 1997
Fenwick H. Garvey
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant in the capacities indicated on the dates indicated.

Signature                                 	 Title	Date
/s/ Fenwick H. Garvey	Chairman of the Board	March 21,
1997
Fenwick H. Garvey

/s/Ben A. Plotkin	President 	March 21, 1997
Ben A. Plotkin	Director

/s/Michael M. Horn	Director	March 21, 1997
Michael M. Horn

/s/Matthew R. Naula	Executive Vice President	March 21,
1997
Matthew R. Naula	Director

/s/Richard B. Neff 	Director	March 21, 1997
Richard B. Neff

/s/Peter W. Rodino, Jr.	Director	March 21, 1997
Peter W. Rodino, Jr.

/s/Jack R. Rosenthal	Vice Chairman	March 21, 1997
Jack R. Rosenthal 	Director

/s/Leonard J. Stanley	Senior Vice President, Chief
Leonard J. Stanley	Financial and Administrative
Officer
	(Principal Financial and
	Accounting Officer)	March 21, 1997