Form 10-Q
period 1997-03-31
RYAN BECK & CO INC
filed 1997-05-15
CIK 793280

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549


[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

OR

[  ]	TRANSMISSION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES 	EXCHANGE ACT OF 1934

For the transition period from
_______________________to_________________________

Commission file number: 0-14684

RYAN, BECK & CO., INC.
(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

80 Main Street, West Orange, New Jersey 07052
(Address of principal executive offices)

22-1773796
(I.R.S. Employer Identification No.)

201-325-3000
(Issuer's telephone number)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes ___x___      No _______

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 8, 1997 there were 3,167,165 shares of Common Stock, par value $. 10 per share, outstanding.

RYAN, BECK & CO., INC.


Part 1. Financial Information

Item 1.  Financial Statements

The following unaudited consolidated financial statements of Ryan, Beck
& Co., Inc. (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and March 31, 1996 reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
March 31,  December 31,
1997  1996
(unaudited)
ASSETS
Cash		$      142	$      13
Cash segregated under federal and other regulations		25	17
Receivable from:
Brokers and dealers 		155	25
Accrued revenues		251	225
Other		183	371
Securities owned, at market value		25,575	33,789
Prepaid income taxes		564	950
Deferred income taxes		863	830
Property and equipment, at cost, less accumulated
depreciation and amortization		617	371
Other assets		       389	       356
Total assets		$ 28,764 	$ 36,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to clearing broker		$ 11,363	$ 15,375
Securities sold, but not yet purchased, at market value		2,050	5,424
Accrued employee compensation and benefits		1,935	2,249
Accounts payable and other accrued expenses		1,534	2,192
ESOP loan obligation		       503	       538
Total liabilities		  17,385	  25,778

Stockholders' equity:
Preferred stock - $.10 par value
Authorized: 2,000,000 shares
Issued: 396,073 shares at March 31, 1997
and 397,948 shares at December 31, 1996		40	40
Common stock - $. 10 par value
Authorized: 30,000,000 shares
Issued: 3,235,165 shares at March 31, 1997
and 3,253,695 shares at December 31, 1996		323	325
Additional paid-in capital		11,767	11,875
Retained earnings		471	246
Treasury Stock, at cost, 88,000 common shares at March 31, 1997
and December 31, 1996		(624)	(624)
Unearned compensation - restricted stock grants		(104)	(173)
Unearned ESOP compensation		     (494)	     (520)
Total stockholders' equity		   11,379	   11,169
Total liabilities and stockholders' equity		$ 28,764	$ 36,947
See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
Three months ended
March 31,  March 31,
1997  1996
Revenues:
Principal transactions		$  3,875	$  2,218
Investment banking		1,859	5,107
Commissions		1,154	1,094
Interest and dividends		349	357
Other		        30	       (1)
Total revenues		   7,267	   8,775
Interest expense		      204	      241
Net revenues		   7,063	   8,534

Non-interest expenses:
Compensation and benefits		4,588	4,842
Communications		371	355
Occupancy and equipment rental and depreciation		234	241
Floor brokerage, exchange and clearance fees		547	547
Marketing and development expense		163	256
Professional fees		315	238
Other		      318	      259
Total non-interest expenses		   6,536	   6,738
Earnings before income taxes		527	1,796
Income tax expense		         96	      698
Net earnings		$     431	$ 1,098

Earnings per common share
Primary		$      .12	$   0.32
Fully Diluted		$      .12	$   0.31

Cash dividends declared		$      .05	$     .05

Weighted average number of shares
Primary		3,167	3,255
Fully Diluted		3,503	3,580

See accompanying notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)
					Unearned	Unearned		Total
			Additional 		Compensation	ESOP		Stock-
	Common	Preferred	Paid-in  	Retained	Restricted   	Compen-
	Treasury	holders'
	Stock 	Stock	Capital 	Earnings	Stock Grants 	sation	Stock	Equity
Three months ended March 31, 1996

Balance at January 1, 1996	$327	$41	$12,049	$818	$(401)	$(657)	$(91)
	$12,086
Retirement of 19,383 shares of
    common stock	(2)	-	(127)	-	-	-	129	-
Unearned compensation -
   restricted stock grants	-	-	-	-	(125)	-	-	(125)
Amortization of restricted stock grants -
   unearned compensation	-	-	-	-	61	-	-	61
Amortization of ESOP
   unearned compensation	-	-	6	-	-	42	-	48
Treasury stock (27,475 shares)	-	-	-	-	-	-	(198)	(198)
Net Income	-	-	-	1,098	-	-	-	1,098
Cash dividends declared:  common	-	-	-	(164)	-	-	-	(164)
                                          preferred   -           -        -	     (54)	         -	         -	       -	      (54)

Balance at March 31, 1996	$ 325	$  41	$11,928	$ 1,698	$ (465)	$ (615)	$(160)
	$12,752


					Unearned	Unearned		Total
			Additional 		Compensation	ESOP		Stock-
	Common	Preferred	Paid-in  	Retained	Restricted   	Compen-
	Treasury	holders'
	Stock 	Stock	Capital 	Earnings	Stock Grants 	sation	Stock	Equity
Three months ended March 31, 1997

Balance at January 1, 1997	$325	$40	$11,875	$246	$(173)	$(520)	$(624)
	$11,169
Forfeiture of restricted stock grants
     (20,498 shares)	(2)	-	(108)	-	110	-	-	-
Unearned compensation -
   restricted stock grants	-	-	-	-	(40)	-	-	(40)
Amortization of restricted stock grants -
   unearned compensation	-	-	-	-	22	-	-	22
Forfeiture of restricted stock grants	-	-	-	-	(23)	-	-	(23)
Amortization of ESOP
   unearned compensation	-	-	-	-	-	26	-	26
Net Income	-	-	-	431	-	-	-	431
Cash dividends declared:  common 	-	-	-	(158)	-	-	-	(158)
                                          preferred	 -	 -	 - 	 (48)	 -	 -	 -	  (48)

Balance at March 31, 1997	$ 323	$  40	$11,767	$   471	$ (104)	$ (494)	$(624)
	$11,379


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)
Three months ended
March 31,  March 31,
1997  1996
Cash flows from operating activities:
Net income		$    431	$1,098

Non-cash items included in net income:
Depreciation and amortization		57	78
Amortization of restricted stock grants		22	61
Forfeiture of restricted stock grants		(23)	-
Amortization of ESOP unearned compensation		26	48
Deferred income taxes		(33)	128
(Increase) decrease in operating assets:
Cash segregated under federal and other regulations	(8)	-
Receivables:
Brokers and dealers 		(130)	878
Accrued revenues		(26)	8
Other					188	48
Securities owned, at market value		8,215	(1,913)
Prepaid income taxes		386	228
Other assets		(35)	(12)

Increase (decrease) in operating liabilities:
Payable to clearing broker		(4,012)	(2,338)
Securities sold, but not yet purchased -  at market value		(3,374)	1,208
Accrued employee compensation and benefits		(314)	694
Accounts payable and other accrued expenses		(658)	282
Income taxes payable		          -	    319

Net cash provided by operating activities		     712	    815

Cash flows from investing activities:
Capital expenditures		$  (302)	$   (79)

Cash flows from financing activities:
Common stock repurchased for restricted stock grants		(40)	(125)
Principal payments of ESOP obligation 		(35)	(35)
Purchase of Treasury Stock		-	(198)
Dividends paid:  common		(158)	(164)
preferred		      (48)	     (54)
Net cash used in financing activities		    (281)	   (576)

Net increase in cash		129	160

Cash at beginning of period		       13	       71

Cash at end of period		$   142	$   231

Supplemental disclosures of cash flow information:
Cash paid during quarter for:
Interest		$   236	$   265
Income taxes		5	15

See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1997 and March 31, 1996. All such adjustments are of a normal and recurring nature.

The accounting policies followed by the Company are set forth in the notes to the Company's financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

2. Securities owned are reflected at market value. Securities in the Company's trading account consist of the following:

March 31, 1997  December 31, 1996
(unaudited)
(In thousands)
Debt Obligations
State and municipalities		$ 7,822	$17,962
Corporations		2,755	5,195
U.S. Government and agencies		635	2,035
Corporate equity		14,338	8,572
Other		       25	        25
Total		$25,575	$33,789

3. The Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4 which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed
$1,000,000. At March 31, 1997 and December 31, 1996, the Company's net capital was approximately $5,184,000 and $3,534,000, respectively, which exceeded minimum net capital requirements by $4,184,000 and $2,534,000 respectively.

4.  Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 128,
"Earnings per Share" ("EPS"), effective for periods ending after December
15, 1997, with restatement required for all prior periods. SFAS No. 128 replaces the current EPS categories of primary and fully diluted with "basic", which reflects no dilution from common stock equivalents, and "diluted", which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. For the three months ended March 31, 1997, both basic EPS and diluted EPS would have been $.12. For the three months ended March 31, 1996, basic EPS would have been $.32, while diluted EPS would have been $.31.

Cautionary Statement Regarding Forward Looking Statements

This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation
Reform Act of 1995 with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

The Company's ability to predict projected results or to predict the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider certain factors, including competition for clients; market conditions regarding buyers and sellers of securities; and market conditions relating to public offerings, underwritings, mergers and acquisitions and municipal bonds and other factors discussed herein, because such factors in some cases have affected and in the future
(together with other factors) could affect, the ability of the Company to achieve its anticipated results and may cause actual results to differ materially from those expressed herein.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto presented elsewhere herein. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

Item 2. 	Management's Discussion and Analysis of
		Financial Condition and Results of Operations

a.	Financial Condition

Total assets decreased by $8,183,000, or 22.2%, to $28,764,000 at March
31, 1997 from $36,947,000 at December 31, 1996. The decrease in assets is primarily due to a decrease in securities owned of $8,214,000. The securities inventory decreased due to a decrease in municipal and taxable fixed income securities of $10,140,000 and $3,840,000 respectively, which was partially offset by an increase of $5,766,000 in corporate equity securities. The decrease in the municipal securities portfolio is attributed to larger positions held at year end because of reinvestment money coming due from bond maturities and redemptions in the month of January. The proceeds from the sale of the securities inventory were largely used to reduce the payable to the clearing broker and the securities sold position.

b.	Results of Operations

Three Months Ended March 31, 1997 Compared With Three Months
Ended March 31, 1996

Net income for the three months ended March 31, 1997 was $431,000 compared to $1,098,000 during the period ending March 31, 1996. On a fully diluted basis, earnings per share decreased to $.12 per share for the three months ending March 31, 1997 from $.31 per share during the same period in 1996.

Total revenues decreased $1,508,000, or 17.2%, to $7,267,000 in the three months ended March 31, 1997 from $8,775,000 in the prior year period.

Revenues from principal transactions increased $1,657,000, or 74.7%, to $3,875,000 in the three months ended March 31, 1997 from $2,218,000 in the comparable period in 1996. This increase is the result of an increase of $1,443,000 from trading equity securities and an increase of $214,000 from trading tax-exempt securities. The increase in revenues attributable to trading equity securities reflected a strong bank and thrift market as many of these securities hit new highs during the first quarter of 1997 as well as an increase in trading activity. The increase in revenues attributable to tax-exempt securities reflected favorable market conditions and less volatility during the three months ended March 31, 1997.

Revenues from investment banking services decreased $3,248,000, or 63.6%, to $1,859,000 in the three months ended March 31, 1997 from $5,107,000 in the comparable period in 1996. This was due to a $2,885,000 decrease in revenues related to consulting, placement and valuation fees, a decrease in revenue from underwriting tax-exempt debt securities of $44,000 and a decrease in revenue from underwriting equity securities of $319,000. The decrease in consulting, placement and valuation fees resulted from a decrease in both revenues related to thrift conversions, mutual holding company formations and merger and acquisition advisory fees. The decrease in consulting, placement and valuation revenues during the first quarter of 1997 was due to two large thrift transactions closing in the first quarter of 1996 as compared to no closings in the first quarter of 1997. Additionally, fee income from merger and acquisition advisory services was significantly higher during the first quarter of 1996 as a result of the closing of a large merger and acquisition transaction during that quarter. There is expected to be greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions. The decrease in revenue from underwriting equity securities is due to the closing of an underwriting for a financial institution seeking additional capital for growth purposes in the first quarter of 1996, which activity was not repeated in the first quarter of 1997. The decrease in revenue from underwriting tax-exempt debt securities reflects decreased levels of issuance of new municipal securities.

Commission revenue increased $60,000, or 5.5%, to $1,154,000 for the quarter ended March 31, 1997 from $1,094,000 in the comparable period in 1996. The increase in commission revenue includes an increase in equity security commissions of $12,000 and an increase in mutual fund commissions of $48,000 and is mainly attributable to higher mutual fund sales and quarterly 12-b1 distribution fees.

Total operating expenses decreased $202,000, or 3.0%, to $6,536,000 for the quarter ended March 31, 1997 from $6,738,000 in the comparable period in 1996. This decrease is primarily attributable to a decrease in compensation and benefits of $254,000 or 5.2%, and a decrease in marketing and development expense of $93,000 or 36.3%. The decrease in compensation and benefits is consistent with lower corporate finance revenues during the first quarter of 1997 as well as a reduction in the number of senior executives. The decrease in marketing and development expense is due to a reduction in advertising, printing and travel and entertainment expenses. Offsetting these decreases in expenses was an increase in professional fees of $77,000 or 32.4 % and an increase in other expenses of $59,000 or 22.8%. The increase in professional fees is partially due to various costs associated with the Company's plan to move its headquarters.

Income tax expense decreased $602,000, or 86.3%, to $96,000 from $698,000 due to a decrease of pretax income of $1,269,000 and $89,000 of tax refunds from amending prior years' tax returns.

Liquidity and Capital Funds

As of March 31, 1997, the Company's Consolidated Statement of
Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow additional funds on a secured short-term basis from its clearing broker at the prevailing federal funds rate plus 62.5 basis points. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral. At March 31, 1997, the balance due to the clearing broker was approximately $11,363,000.

Part II.  Other Information

Item 1. 	Legal Proceedings

Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the quarter ended March 31, 1997. For information concerning other legal proceedings involving the Company, please see the Company's Annual Report on Form 10-K for the year ended
December 31, 1996.

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

The complaint sought unspecified monetary damages against the defendants, including the Company, on behalf of all persons who subscribed for and purchased shares of common stock in Northwest's initial public offering. In connection with the offering, Northwest executed an agency agreement with the Company whereby Northwest agreed among other things to indemnify and contribute sums to the Company for losses and legal fees in connection with the offerings.
Pursuant to the Agency Agreement, Northwest agreed to indemnify the Company and to advance reasonable expenses incurred by the Company in connection with the lawsuit.

On March 13, 1995, the plaintiffs filed a Motion for Class Certification.
On March 24, 1995, the Company, as well as all other defendants, filed a Motion to Dismiss the plaintiff's complaint. By order dated November
17, 1995, the Court dismissed all federal law claims in the complaint with prejudice against all defendants on the ground that plaintiff failed to identify affirmative misrepresentations and material omissions of fact in the Offering Circular. The court relinquished jurisdiction over the remaining state law claims. On December 14, 1995, plaintiff filed an appeal with the United States Court of Appeals for the Third Circuit (the
"Court of Appeals"). Oral arguments were conducted on January 21, 1997. On February 2, 1997, the Court of Appeals affirmed the decision of the District Court. On February 26, 1997, the plaintiff filed a motion for rehearing, which motion was denied on April 7, 1997.

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

On February 17, 1995, a motion to dismiss filed by the defendants was granted in favor of RBFC and the former account executive. On March 9, 1995, RBFC and the Company's former account executive were dismissed by order of the Court. On September 5, 1995, certain defendants filed a new third-party complaint seeking contribution from the Company, RBFC and certain present and former employees and officers of the Company as additional third-party defendants. All of the claims asserted against the Company are for contribution. On October 15, 1995, the Company,
RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco. The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the contribution claims.
Pursuant to the settlement agreement, Inrevco has released the Company and RBFC from any liability in the suit. The Company is still named a third-party defendant in this action and, as such, will be required to participate in discovery and other pre-trial procedures with respect to the ongoing litigation. Discovery in this case is proceeding. A case management conference was held before the Court on April 30, 1997.
Trial is scheduled for September 1997.

On January 11, 1996, the Company gave notice to Municipal Square
Associates ("Municipal Square"), its landlord, at 80 Main Street, West
Orange, New Jersey that it had been constructively evicted as a result of Municipal Square's breaches of the lease in failing to provide adequate heating, air conditioning, security, janitorial and other services.

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

The parties have entered into a settlement agreement whereby the Company agrees to make certain payments in settlement of all claims for termination of the Lease. Such payments will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Materially Important Events

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibit 27 - Financial Data Schedule

(b)	Reports of Form 8-K

The Company's Current Report on Form 8-K filed with the Securities and
Exchange Commission on January 15, 1997 is incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYAN, BECK & CO., INC.

By:/s/ Ben A. Plotkin
Ben A. Plotkin
President
(Principal Executive Officer)

/s/ Leonard J. Stanley
Leonard J. Stanley
Senior Vice President, Chief Financial
and Administrative Officer
(Principal Financial and Accounting Officer)

Dated:
May 14, 1997



6




