Form 10-Q
period 1997-06-30
RYAN BECK & CO INC
filed 1997-08-14
CIK 793280

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] 	QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

OR

[  ]	TRANSMISSION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________ to_________________________

Commission file number: 0-14684

RYAN, BECK & CO., INC.
(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-1773796
(I.R.S. Employer Identification No.)

80 Main Street, West Orange, New Jersey 07052
(Address of principal executive offices)

201-325-3000
(Issuer's telephone number)

______________________________________________________
________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____x_____  No__________

APPLICABLE ONLY TO CORPORATE ISSUERS:

At  July 22, 1997 there were 3,205,604 shares of Common
Stock, par value $. 10 per share, outstanding.


PART I. 	FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of June 30, 1997
and for the three and six months ended June 30, 1997 and 1996 reflect all material adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's
Annual Report on Form 10-K for the year ended
December 31, 1996 as filed with the Securities and Exchange
Commission.

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL
CONDITION
(In thousands, except per share data)
	June 30, 	December 31,
	1997	1996
	(unaudited)
ASSETS
	Cash		$      291	$       13
	Cash segregated under federal and other regulations
	23	17
	Receivable from:
		Brokers and dealers 		417	25
		Accrued revenues		1,037	225
		Other		221	371
	Securities owned, at market value		25,587	33,789
	Prepaid income taxes		51	950
	Deferred income taxes		710	830
	Property and equipment, at cost, less accumulated
		depreciation and amortization		1,146
	371
	Other assets		        373	        356
	Total assets		$ 29,856 	$ 36,947

LIABILITIES AND STOCKHOLDERS' EQUITY
	Payable to clearing broker		$  8,583	$
15,375
	Securities sold, but not yet purchased, at market value
	3,574	5,424
	Accrued employee compensation and benefits
	2,833	2,249
	Accounts payable and other accrued expenses
	2,054	2,192
	ESOP loan obligation		       469
538
	Total liabilities		  17,513	  25,778

Stockholders' equity:
	Preferred stock - $.10 par value
		Authorized: 2,000,000 shares
		Issued: 396,073 shares at June 30, 1997

			and 397,948 shares at December 31, 1996
	40	40
	Common stock - $. 10 par value
		Authorized: 30,000,000 shares
		Issued: 3,282,515 shares at June 30, 1997
			and 3,253,695 shares at December 31,
1996		328	325
	Additional paid-in capital		11,948	11,875
	Retained earnings		1,319	246
	Treasury stock, at cost, 88,000 common shares at
		June 30, 1997 and December 31, 1996
	(624)	(624)
	Unearned compensation - restricted stock grants
	(200)	(173)
	Unearned ESOP compensation		     (468)
(520)
	Total stockholders' equity		   12,343
11,169
	Total liabilities and stockholders' equity		$
29,856	$ 36,947

See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended 	Six Months Ended
 	June 30, 	June 30,
	1997	1996	1997	1996
Revenues:
	Principal transactions 		$3,564	$2,559	$7,438
	$4,776
	Investment banking  		3,648	3,254	5,507
	8,362
	Commissions  		1,110	1,133	2,264	2,226
	Interest and dividends  		310	247	659
	604
	Other  		     58	       5	      88	         5
	Total revenues 	 	 8,690	 7,198	15,956	15,973
	Interest expense 	 	143	   209	      347
450
	Net revenues 	 	   8,547	 6,989	15,609	15,523

Non-interest expenses:
	Compensation and benefits		4,704	4,223	9,291
	9,065
	Communications  		479	380	849	735
	Occupancy and equipment rental and depreciation
	310	294	545	534
	Floor brokerage, exchange and clearance fees
	504	525	1,051	1,072
	Marketing and development expense  		196
	234	360	490
	Professional fees 		441	340	757	578
	Other		    341	   302	    658	    561
	Total non-interest expenses		 6,975	6,298	13,511
	13,035

Earnings before income taxes		1,572	691	2,098
	2,488

	Income tax expense		   644	   259	    739	    958

Net earnings		$  928	$  432	$1,359	$1,530

Earnings per common share:
	Primary 		$   .28	$   .12	$    .40	$   .45
	Fully diluted 		$   .27 	$   .12	$    .39	$   .43

Cash dividends declared		$   .01	$   .05	$    .06	$   .10

Weighted average number of shares:
	Primary  		3,172	3,199	3,169	3,230
	Fully diluted  		3,499	3,521	3,503	3,553


See accompanying notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN
STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)
					Unearned	Unearned
	Total
			Additional 		Compensation
	ESOP		Stock-
	Common	Preferred	Paid-in  	Retained
	Restricted   	Compen-	Treasury	holders'
	Stock 	Stock	Capital 	Earnings	Stock Grants
	sation	Stock	Equity
Six months ended June 30, 1996

Balance at January 1, 1996	$327	$41	$12,049	$818
	$(401)	$(657)	$(91)	$12,086
Retirement of 19,393 shares of
    common stock	(2)	-	(127)	-	-	-
	129	-
Unearned compensation -
   restricted stock grants (17,857)	-	-	-	-
	(125)	-	-	(125)
Amortization of restricted stock grants -
   unearned compensation	-	-	-	-	123
	-	-	123
Amortization of ESOP
   unearned compensation	-	-	11	-	-
	84	-	95
Conversion of Preferred stock
   to Common stock (5,925 shares)	1	(1)	-	-
	-	-	-	-
Purchase of Treasury stock
   (93,475 shares)	-	-	-	-	-	-
	(662)	(662)
Net Income	-	-	-	1,530	-	-	-
	1,530
Dividends declared:  Common stock	-	-	-
	(324)	-	-	-	(324)
                                  Preferred stock	       -	      -
-	    (100)	         -	         -	       -	     (100)

Balance at June 30, 1996	$ 326	$  40	$11,933	$ 1,924
	$ (403)	$ (573)	$(624)	$12,623


Six months ended June 30, 1997

Balance at January 1, 1997	$325	$40	$11,875	$246
	$(173)	$(520)	$(624)	$11,169
Cancellation of restricted stock grants
    (20,648 shares)	(2)	-	(109)	-	111	-
	-	-
Unearned compensation -
   restricted stock grants (30,350 shares)	3	-	98
	-	(159)	-	-	(58)
Amortization of restricted stock grants -
   unearned compensation	-	-	-	-	45
	-	-	45
Forfeiture of restricted stock grants	-	-	-
	-	(24)	-	-	(24)
Amortization of ESOP
   unearned compensation	-	-	-	-	-
	52	-	52
Issuance of 21,500 shares through	2	-	84	-
	-	-	-	86
    exercised stock options
Net Income	-	-	-	1,359	-	-	-
	1,359
Dividends declared:  Common stock	-	-	-
	(190)	-	-	-	(190)
                                  Preferred stock	       -	      -
-	     (96)	         -	         -	       -	     (96)

Balance at June 30, 1997	$ 328	$  40	$11,948	$ 1,319
	$ (200)	$ (468)	$(624)	$12,343





See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

		Six Months Ended
		June 30,
	1997		1996
Cash flows from operating activities:
	Net income		$1,359	$1,530

	Non-cash items included in net income:
		Depreciation and amortization		149
	168
		Amortization of restricted stock grants
	45	123
		Forfeiture of restricted stock grants
	(24)	-
		Amortization of ESOP unearned compensation
	52	95
		Deferred income taxes		120	(161)
		(Increase) decrease in operating assets
			Cash segregated under federal and other
regulations		(6)	3
				Receivables -
				Brokers and dealers		(392)
	908
				Accrued revenues		(812)
	(291)
				Other		150	128
		Securities owned, at market value		8,202
	10,139
		Prepaid income taxes		899	228
		Other assets		(17)	(187)

		Increase (decrease) in liabilities:
			Payables -
				Payable to clearing broker
	(6,792)	(10,108)
				Securities sold, but not yet
purchased -
				at market value		(1,850)
	(1,620)
				Accrued employee compensation
and benefits		584	859
				Accounts payable and other
accrued expenses		(138)	(92)
				Income taxes payable
-	    216

Net cash provided by operating activities		 1,529	 1,938

Cash flows from investing activities -
	Capital expenditures		$(924)	$(115)

Cash flows from financing activities:
	Common stock repurchased for restricted stock grants
	(58)	(125)
	Principal payments of ESOP obligation 		(69)
	(69)
	Proceeds from the exercise of stock options
	86	-
	Purchase of Treasury Stock		-	(662)
	Dividends paid: common		(190)	(324)
		                   preferred		   (96)	   (100)
	Net cash used in financing activities		  (327)
	(1,280)

Net increase in cash		278	543

Cash at beginning of period		     13	     71

Cash at end of period		$  291	$  614

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
		Interest		$  392	$  449
		Income taxes		5	660

See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. 	In the opinion of management, the accompanying
consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck
& Co., Inc., (the "Company") as of  June 30,
1997, and the results of its operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. All such adjustments are of a normal and recurring nature.

		The accounting policies followed by the
Company are set forth in the notes to the Company's financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

	 	The results of operations for the three months and six months periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

2. 	Securities owned are stated at market value. Securities
in the Company's trading accounts consist of the following:

SECURITIES OWNED

	June 30, 1997		December 31, 1996
	(unaudited)
		(In thousands)
	Debt Obligations
	State and municipalities		$12,591
	$17,962
	Corporations		1,045	5,195
	U.S. Government and agencies		881	2,035
	Corporate equity		11,045	8,572
	Other		        25	        25

	Total	$25,587	$33,789

3.	The Company is subject to the net capital provision of
Rule 15c3-1 under the Securities Exchange Act of
1934 which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4 which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At June 30, 1997 and
December 31, 1996, the Company's net capital was approximately $5,480,000 and $3,534,000, respectively, which exceeded minimum net capital requirements by $4,480,000 and $2,534, 000, respectively.

4.	Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS
No. 128, "Earnings per Share" ("EPS"),
effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS
No. 128 replaces the current EPS categories of primary and fully diluted with "basic", which reflects no dilution from common stock equivalents, and "diluted", which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. For the three and six months ended June 30, 1997, basic EPS and diluted EPS would have been $.28 and $.27 and $.40 and $.39 respectively. For the three months ended June 30, 1996, both basic and diluted EPS would have been $.12, and for the six months ended June 30, 1996 basic EPS would have been $.45 while diluted EPS would have been $.43.

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
Financial Condition and Results of Operations

a. Financial Condition

Total assets decreased by $7,091,000, or 19.2%, to $29,856,000 at June 30, 1997 from $36,947,000 at
December 31, 1996. The decrease in assets is primarily due to a decrease in securities owned of $8,202,000 which was partially offset by an increase in property and equipment of $775,000. The securities inventory decreased due to a decrease in municipal and taxable fixed income securities of $5,372,000 and $5,304,000 respectively, which was partially offset by an increase of $2,474,000 in equity securities. The decrease in the municipal securities portfolio is attributed to larger positions held at year end because of reinvestment money coming due from bond maturities and redemptions in the month of January. The proceeds from the sale of the securities inventory were largely used to reduce the payable to the clearing broker and the securities sold position. The increase in property and equipment is due to leasehold improvements and equipment for the new corporate headquarters in Livingston, New Jersey and to a lesser extent, leasehold improvements and equipment for the Shrewsbury, New Jersey office. The Company opened the Shrewsbury office in March 1997 and anticipates moving its corporate headquarters in the third quarter of 1997.

b.  Results of Operations

Three Months Ended June 30, 1997 Compared With Three
Months Ended June 30, 1996

Net income for the three months ended June 30, 1997 was $928,000 compared to $432,000 during the same period ending June 30, 1996. On a fully diluted basis, earnings per share increased to $.27 per share for the three months ending June 30, 1997 from $.12 per share during the same period in 1996.

Total revenues increased $1,492,000 or 20.7% to $8,690,000 in the three months ended June 30, 1997 from $7,198,000 in the three months ended June 30, 1996.

Revenues from principal transactions increased $1,005,000 or 39.3% to $3,564,000 in the 1997 period from
$2,559,000 for the 1996 period. This increase can be attributed to an increase of $905,000 from trading equity securities and an increase of $174,000 from trading corporate debt securities. The increase in revenue attributable to trading equity securities reflected a strong bank and thrift market as well as an increase in trading activity.

Revenues from investment banking increased $394,000 or 12.1% to $3,648,000 in the 1997 period from
$3,254,000 for the 1996 period. This increase was primarily due to an increase in revenue from underwriting securities, financial institutions and municipal issues of $1,346,000 and $233,000 respectively. This increase was partially offset by a decrease of $1,185,000 in revenue from consulting, placement and valuation fees. The increase in revenue from underwriting securities reflects the closing of a number of trust preferred issues for financial institutions seeking capital which closed in the three months ended June 30, 1997. The increase in revenue from underwriting tax-exempt debt securities reflects increased levels of issuance of new municipal securities. The decrease in consulting, placement and valuation fees during the second quarter of 1997 was due primarily to a reduction in revenues from thrift conversions and mutual holding company formations as well as a modest decline in revenues from merger and acquisition activities.

Commission revenue decreased $23,000 or 2.0 % to $1,110,000 in the three months ended June 30, 1997 from $1,133,000 for the comparable period in 1996. The decrease in revenue is due to a decrease in equity security commissions of $37,000 which was partially offset by an increase in mutual fund commissions of $11,000.

Revenue from interest and dividends increased $63,000 or 25.5% to $310,000 in the three months ended June, 1997 from $247,000 for the comparable period in 1996. The increase in revenue from interest and dividends is partially due to dividends earned on trust preferreds held in inventory during the three months ended June 30, 1997.

Total operating expenses increased $677,000 or 10.8% to $6,975,000 in 1997 from $6,298,000 in 1996. This increase is primarily attributed to an increase in compensation and benefits of $481,000, an increase in communication expenses of $99,000 and an increase in professional fees of $101,000. The increase in compensation and benefits is mainly attributable to an increase in commission expense attributed to increased trading volume and the sale of the trust preferred securities. The increase in communication expense is primarily attributed to increased telephone usage and quotation expense associated with the opening of the Shrewsbury office and an increase in the number of account executives.
The increase in professional fees is mainly attributable to various costs associated with the Company's plan to move its headquarters and recruitment fees.

Income tax expense increased to $385,000 or 148.7% to $644,000 from $259,000 due to an increase in pretax income of $881,000 or 127.5%.

b.   Results of Operations

Six Months Ended June 30, 1997 Compared With Six Months
Ended June 30, 1996

Net income for the six months ended June 30, 1997 was $1,359,000 compared to $1,530,000 during the same period ending June 30, 1996. On a fully diluted basis, earnings per share decreased to $.39 per share for the six months ending June 30, 1997 from $.43 per share during the same period in 1996.

Total revenues remained relatively stable at $15,956,000 for the six months ended June 30, 1997 as compared to $15,973,000 in the prior year period.

Revenues from principal transactions increased $2,662,000 or 55.7% to $ 7,438,000 in the 1997 period from
$4,776,000 for the six months ended June 30, 1996. This increase can be attributed to an increase of $2,348,000 from trading equity securities and an increase of $174,000 from trading corporate debt securities and an increase of $140,000 from trading tax-exempt securities. The increase in revenues from trading equity securities reflected a strong bank and thrift market as many securities hit new highs during the first half of 1997. The increase in revenue from trading tax-exempt and corporate securities was due to favorable market conditions and less volatility during the six months ended June 30, 1997.

Revenues from investment banking decreased $2,855,000 or
34.1 % to $5,507,000 in the 1997 period from
$8,362,000 for the comparable 1996 period. This was due to a $4,017,000 decrease in revenues related to consulting, placement and valuation fees, which was partially offset by an increase in revenue from underwriting securities of $1,027,000 and an increase in revenue from underwriting tax-exempt debt securities of $189,000. The decrease in consulting, placement and valuation fees resulted from a decrease in both revenues related to thrift conversions and merger and acquisition advisory fees. The decrease in consulting, placement and valuation fees during the first half of 1997 was primarily due to a reduction in revenues related to thrift conversions and mutual holding company formations, as well as a reduction of revenues related to merger and acquisition activities. The increase in underwriting securities is due to revenues earned from a number of trust preferred underwritings for financial institutions seeking additional capital as well as the closing of the fourth Ryan Beck Banking Opportunity Trust during the first half of 1997. The Company expects greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions. The increase in revenue from underwriting tax-exempt debt securities reflects increased levels of issuance of new municipal securities.

Commission revenue increased $38,000 or 1.7% to $2,264,000 in 1997 from $2,226,000 in 1996. The increase in revenue includes an increase in mutual fund commissions of $62,000 which was partially offset by a decrease in equity security commissions of $24,000.

Revenue from interest and dividends increased $55,000 or 9.1% to $ 659,000 in 1997 from $604,000 in 1996.
The increase in revenue from interest and dividends is partially due to dividends earned on trust preferred securities held in inventory during the six months ended June
30, 1997.

Total operating expenses increased $476,000 or 3.7% to $13,511,000 in 1997 from $13,035,000 in 1996. This increase is primarily attributable to increases in compensation and benefits of $226,000, communication expenses of $114,000, professional fees of $179,000 and other operating expense of $97,000. Partially offsetting these increases was a decrease in marketing and development expenses of $130,000. The increase in compensation and benefits is primarily due to an increase in commission expenses associated with the sales of the trust preferred underwritings and the sale of the fourth Ryan Beck Banking Opportunity Trust. The increase in communication expense is primarily associated with increased quotation and telephone usage due to the operating of the Shrewsbury location and additional account executives. The increase in professional fees is due to various costs associated with the Company's plan to move its headquarters, fees associated with amending prior year's tax returns and recruitment fees.

Income tax expense decreased by $219,000 or 22.9% due to a decrease of pretax income of $390,000 and $111,000 of tax refunds from amending prior year's tax returns.

Liquidity and Capital Funds

As of June 30, 1997, the Company's Consolidated Statement of
Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash.
The Company's securities positions (both long and short) are, in most instances, readily marketable.

The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings.
The Company maintains a facility pursuant to which it may borrow from its clearing broker at prevailing federal funds rate plus 62.5 basis points. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral. At June 30, 1997, the balance due to the clearing broker was approximately
$8,583,000.

On June 11, 1997, the Company secured a commitment for a $2,000,000 loan facility to finance construction, leasehold improvements, furniture, and telephone and computer equipment for the Livingston and Shrewsbury offices. From the date of the loan through October 1, 1997, the Company may borrow at the prime rate of interest with repayment of interest only during this period.
Subsequent to October 1, 1997, the then outstanding balance will be payable in 54 equal and consecutive monthly payments of principal together with interest fixed at a rate equal to the five-year treasury rate of interest plus 150 basis points. At June 30, 1997, there were no borrowings under this loan facility.

On June 11, 1997, the Company also secured a commitment for a $2,000,000 revolving credit facility to finance the Company's working capital needs. The facility is secured by the Company's certificate of deposit inventory maintained with the Pershing division of Donaldson, Lufkin and Jenrette Corp. in an amount which is at least
105% of the outstanding loan amount. Loans under this facility accrue interest at a rate equal to the LIBOR rate plus 100 basis points (30, 60 and 90 day interest periods are available). At June 30, 1997, there were no borrowings under this facility.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the quarter ended June 30, 1997. For information concerning other possible legal proceedings involving the Company, please see the Company's
Annual Report on Form 10-K for the year ended December 31,
1996.

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

On March 13, 1995, the plaintiffs filed a Motion for Class Certification. On March 24, 1995, the Company, as well as all other defendants, filed a Motion to Dismiss the plaintiff's complaint. By order dated November 17, 1995, the Court dismissed all federal law claims in the complaint with prejudice against all defendants on the ground that plaintiff failed to identify affirmative misrepresentations and material omissions of fact in the Offering Circular. The court relinquished jurisdiction over the remaining state law claims. On December 14, 1995, plaintiff filed an appeal with the United States Court of Appeals for the Third Circuit (the "Court of
Appeals"). Oral arguments were conducted on January 21, 1997. On February 2, 1997, the Court of Appeals affirmed the decision of the District Court. On February 26, 1997, the plaintiff filed a motion for rehearing, which motion was denied on April 7, 1997. This effectively ended the proceedings and, to the Company's knowledge, the plaintiffs have taken no further action to pursue their claim since the denial of the rehearing.

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

On February 17, 1995, a motion to dismiss filed by the defendants was granted in favor of RBFC and the former account executive. On March 9, 1995, RBFC and the
Company's former account executive were dismissed by order of the Court. On September 5, 1995, certain defendants filed a new third-party complaint seeking contribution from the Company, RBFC and certain present and former employees and officers of the Company as additional third-party defendants. All of the claims asserted against the Company are for contribution. On
October 15, 1995, the Company, RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco.
The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the contribution claims. Pursuant to the settlement agreement, Inrevco has released the Company and RBFC from any liability in the suit. The Company is still named a third-party defendant in this action and, as such, will be required to participate in discovery and other pre-trial procedures with respect to the ongoing litigation. Discovery in this case is proceeding. A case management conference was held before the Court on April 30, 1997. Trial is scheduled for September 1997. On July 25,
1997, the Company and the individual third party defendants filed a motion for summary judgment based on the existence of the settlement agreement with Inrevco.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders

At the Company's Annual Meeting, held on May 14, 1997, the following directors were elected:

ELECTION OF DIRECTORS

	Authority	Abstentions/
						  In Favor
	Withheld	Broker Non-Votes
		Michael M. Horn		2,459,880
	663,781		--
		Matthew R. Naula		2,467,944
	648,826		--
		Ben A. Plotkin			2,467,944
	648,826		--

The following directors are continuing:

		Peter W. Rodino, Jr.
		Richard B. Neff
		Jack R. Rosenthal
		Fenwick H. Garvey

Fenwick Garvey subsequently resigned as a director on June 3, 1997.

Item 5.	Other Information

Not applicable.

Item 6. 	Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibit 3(ii)  -  Amended and Restated By-Laws of Ryan, Beck
& Co., Inc.
Exhibit 27 - Financial Data Schedule

(b)	Reports of Form 8-K
The Company's Current Report on Form 8-K filed with the
Securities and Exchange 	Commission on June 4,
1997 is incorporated by reference herein.

The Company's Current Report on Form S-8 filed with the
Securities and Exchange Commission on June 30,
1997 is incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYAN, BECK & CO., INC.

By:/s/ Ben A. Plotkin
Ben A. Plotkin
President & CEO
(Principal Executive Officer)

/s/ Leonard J. Stanley
Leonard J. Stanley
Senior Vice President, Chief Financial
and Administrative Officer
(Principal Financial and Accounting Officer)

Dated:
August  14, 1997

EXHIBIT 3(ii)

	AMENDED AND RESTATED

	BY-LAWS
	OF
	RYAN, BECK & CO., INC.

	As amended and restated June 18, 1997

	ARTICLE I

	OFFICES

1.	Registered Office. -- The registered office of the
Corporation shall be at such location within the State of New Jersey as shall be designated from time to time by the Board of Directors.

2.	Principal Place and Other Places of Business. -- The
principal place of business of the Corporation shall be at such locations as shall be determined by the Board of Directors. Branch or subordinate places of business or offices may be established at any time by the Board at any place or places where the Corporation is qualified to do business.

	ARTICLE II
	SHAREHOLDERS

1.	Annual Meeting. -- The annual meeting of shareholders
shall be held upon not less than ten nor more than sixty days written notice of the time, place, and purposes of the meeting at such time and place as shall be fixed by the board of directors and designated in the notice of meeting. At such annual meeting, the shareholders shall elect directors and transact such other business as may be brought before the meeting.

2.	Special Meetings. -- Except as otherwise provided by
applicable law, a special meeting of shareholders may be called for any purpose only by the Chairman of the Board, the Vice Chairman, the President or the Board. A special meeting shall be held upon not less than ten nor more than sixty days written notice of the time, place, and purposes of the meeting.

3.	Action Without Meeting. -- The shareholders may act
without a meeting by written consent or consents pursuant to N.J.S. 14A:5-6. The written consent or consents shall be filed in the minute book.


4.	Quorum. -- Except as otherwise provided in the
certificate of incorporation, the presence in person or by proxy of the holders of a majority of any class or series voting separately at a meeting and a majority of any two or more classes voting together as a class at such meeting shall constitute a quorum for the transaction of business; if any matter to come before the meeting requires a vote of less than all the outstanding classes, then the presence in person or by proxy of the holders of a majority of the class or classes or series having the right to vote on such matter or matters shall constitute a quorum for the transaction of such business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

	ARTICLE III
	BOARD OF DIRECTORS

1.	Number and Term of Office. -- The Board shall consist
of not less than 5 nor more than 15 directors.
The precise number of directors may be fixed by the Board of Directors at any time. The Board shall be divided into three classes (Class 1, Class 2 and Class 3), the respective terms of office of which shall end in successive years. Unless they are elected to fill vacancies, the directors in each class shall be elected to hold office until the third successive annual meeting of shareholders after their election and until their successors shall have been elected and shall have qualified. At each annual meeting of shareholders, the directors of only one class shall be elected, except directors who may be elected to fill vacancies.

2.	Regular Meetings. -- A regular meeting of the Board
shall be held immediately following the annual shareholders' meeting for the purposes of electing officers and conducting such other business as may come before the meeting. The Board, by resolution, may provide for additional regular meetings which may be held upon twenty-four hours' prior notice (which notice may be written or oral). Such notice shall specify the time and place of the meeting.

3.	Special Meetings. -- A special meeting of the Board may
be called at any time by the Chairman of the Board, the Vice Chairman of the Board, the President or by three directors for any purpose. Such meeting shall be held upon twenty-four hours' prior notice (which notice may be written or oral). Such notice shall specify the time and place of the meeting.

4.	Action Without Meeting. -- The Board may act without
a meeting if, prior or subsequent to such action, each member of the Board shall consent in writing to such action. Such written consent or consents shall be filed in the minute book.

5.	Quorum. -- A majority of the entire Board shall
constitute a quorum for the transaction of business. All persons participating in any meeting telephonically or through other appropriate communications facilities shall be deemed present for purposes of determining whether a quorum is present for the transaction of business.

6.	Vacancies in Board of Directors.. -- Any vacancy in the
Board, including a vacancy caused by an
increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors, even though less than a quorum of the board, or by a sole remaining director. As to any directorship to be filled by reason of an increase in the number of directors, the Board of Directors shall specify the class in which a director so elected shall serve. Any director so elected by the Board of Directors shall hold office only until the next annual meeting of the shareholders and until his successor shall have been elected and qualified, notwithstanding that the term of office of the other directors in the class of which he is a member does not expire at the time of such meeting. His successor shall be elected by the shareholders to a term of office which shall expire at the same time as the term of office of the other directors in the class to which he is elected.

7.	Establishment of Committees. -- At any meeting of the
Board of Directors, an executive committee or
such other committees as the Board may deem necessary, consisting of one or more directors, may be appointed by the Board, and such committees shall possess and exercise such powers and authority as the directors shall specify in the resolution appointing them. The Board shall have the power, with respect to established committees, to
(a)	fill any vacancy in any such committee;
(b)	appoint one or more directors to serve as alternate
members of such committee to act in the absence or
disability of members of any such committee with all the
powers of such absent or disabled members;
(c)	abolish any such committee at its pleasure, and
(d)	remove any director from membership on such
committee at any time, with or without cause.
In no event shall any committee established by the Board of Directors have the power to
(b)	make, alter or repeal any by-law of the Corporation;
(c)	elect or appoint any director, or remove any officer or
director;
(d)	submit to shareholders any action that requires
shareholders' approval; or
(e)	amend or repeal any resolution theretofore adopted by
the Board of Directors which by its terms is amendable or repealable only by the Board of Directors.

8.	Presiding Officer and Secretary of Committees. -- The
Board shall choose the chairman of each committee. The person chosen to act as chairman may, at his option, appoint another member of the committee to act as chairman. The Chairman and President shall serve as chairman of each committee on which each of them serves in the absence of any other person chosen as the chairman of such committee. If the Chairman and the President serve on the same committee, the Chairman shall serve as the chairman of such committee unless another member of such committee is appointed to act as chairman. Each other committee on which the Chairman or the President does not serve may, subject to the Board's right to make such selection, choose one of its members to act as chairman. Each committee shall from time to time designate a secretary of the Committee, who shall either be a member of the committee or the secretary or an assistant secretary of the Corporation, to keep a record of its proceedings.

9.	Meetings of Committees. -- Each committee shall adopt
its own rules of procedure and shall meet at such stated times as it may, by resolution, appoint, and whenever called together by the Chairman of each such committee. If the committee establishes regular meeting dates, it shall not be necessary to give notice of any such regular meeting. Notice of every special meeting shall be given in the manner and within the time periods specified in Section 3 of this Article III with respect to notices of special meetings of the Board of Directors.
Notice of any special meeting may be waived in writing by all of the absent members of the committee either before or after the meeting.

10.	Quorum for Committee Meeting. -- A quorum at any
meeting of any committee shall be a majority of the entire committee. Every act or decision done or made by a majority of the directors present at a committee meeting duly held at which a quorum is present shall be regarded as the act of the committee. All persons participating in any meeting telephonically or through other appropriate communications facilities shall be deemed present for purposes of determining whether a quorum is present for the transaction of business.

11.	Action Without Committee Meeting. -- Any committee
may act without a meeting if, prior or subsequent to such action, each member of the committee shall consent in writing to such action. Such written consent or consents shall be filed in the minute book of the Corporation.

12.	Reports of Committee Actions. -- Actions taken by any
committee, whether at a committee meeting or by written consent, shall be reported to the Board at the next
Board meeting following such action.

	ARTICLE IV
	NOMINATIONS AND PROPOSALS

Nominations for the election of directors ("Nominations") or proposals for consideration by shareholders
("Proposals") may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. Such Nominations or Proposals, other than those made by the Board of Directors, shall be made by notice in writing, delivered or mailed by first class United States mail, postage prepaid, to the secretary of the Corporation not less than 120 days prior to the first anniversary of the date of the notice of meeting sent to shareholders of the Corporation in connection with the last meeting of shareholders called for the election of directors.

Such notice shall contain the (i) name and address of the shareholder who intends to make the Nomination or the Proposal, and (ii) a representation that the shareholder is a beneficial or record holder of stock entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, or to present such proposal.

With respect to any Nomination, each notice shall also set forth
(i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of stock of the Corporation which are beneficially owned by each such nominee, and (iv) such other information as would be required by the federal securities laws and the rules and regulations promulgated thereunder in respect of an individual nominated as a director of the Corporation and for whom proxies are solicited by the Board of Directors of the Corporation. Each such notice shall be accompanied by a letter to the Corporation, signed by each such nominee, consenting to be named as a nominee in the Corporation's proxy statement and to serve as a director if elected.

The form and content of any Proposals must conform in all respects with the requirements of Rule 14a-8 of the Securities and Exchange Act of 1934, as amended, or any successor rule thereto.

The Chairman of any meeting of shareholders may, if the facts warrant, determine and declare to the meeting that a Nomination or Proposal was not made in accordance with the foregoing procedures, and if he should so determine, he shall so declare to the meeting and the defective
Nomination or Proposal shall be disregarded.

	ARTICLE V
	WAIVERS OF NOTICE

Any notice required by these by-laws, by the certificate of incorporation or by the New Jersey Business Corpora-tion Act may be waived in writing by any person entitled to notice. The waiver or waivers may be executed either before or after the event with respect to which notice is waived. Each director or shareholder attending a meeting without protesting, prior to its conclusion, the lack of proper notice shall be deemed conclusively to have waived notice of the meeting.

	ARTICLE VI
	OFFICERS

1.	Election. -- At its regular meeting following the annual
meeting of shareholders, the Board shall elect a President, a Treasurer, a Secretary, and may elect such other officers, including a Chairman of the Board, a Vice
Chairman of the Board, a Chief Executive Officer, a Chief
Administrative Officer, a Chief Operating Officer and one or more Vice Presidents, as it shall deem necessary.
The Board may, from time to time, designate a committee or committees who shall have such powers and duties as are delegated to it by the Board of Directors. Any number of offices may be held by the same person. Officers may, but need not, be directors.

2.	Duties and Authority of the Chairman of the Board. --
The Chairman of the Board shall preside at all meetings of the Board of Directors. The Chairman of the Board shall have such other powers and perform such further duties as may be delegated, from time to time, to such officer by the Board of Directors. The Chairman of the Board shall not be deemed to be an officer of the corporation for serving solely in such capacity unless so designated by resolution duly adopted by the Board of Directors.

3.	Duties and Authority of Vice Chairman of the Board. --
The Vice Chairman of the Board shall, in the absence of the Chairman of the Board, preside at all meetings of the Board of Directors. The Board may have one or more persons designated as Vice Chairman. The Vice Chairman of the Board shall have such other powers and perform such further duties as may be delegated, from time to time, to such person by the Board of Directors. If there is more than one person serving as Vice Chairman, the Board of Directors or the Chairman shall assign the specific duties to be performed by each person serving as Vice Chairman. The Vice Chairman of the Board shall not be deemed to be an officer of the corporation for serving solely in such capacity unless so designated by resolution duly adopted by the Board of Directors.

4.	Duties and Authority of the President. -- The President
shall have the usual duties and powers of such an executive officer and, in such capacity, shall serve as the chief executive officer of the corporation and shall be charged with general supervision over and direction of the day-to-day affairs of the corporation. The President shall have such additional powers and duties as from time to time may be assigned to him by the Board of Directors and may enter into and execute, in the name of and on behalf of the Corporation, contracts or other instruments in the regular course of business or such other contracts or instruments, not in the regular course of business, which are authorized, either generally or specifically, by the Board. In the absence of the Chairman of the Board, or the Vice Chairman of the Board, or if no Chairman or Vice Chairman is elected by the Board, the President shall preside at all meetings of the stockholders.

5.	Duties and Authority of the Vice-Presidents. -- A Vice
President shall perform such duties and have such authority as from time to time may be delegated to him by the President or by the Board. In the absence of the President or in the event of his death, inability, or refusal to act, an Executive Vice President designated from time to time by the Board of Directors shall perform the duties and be vested the authority of the President.

6.	Duties and Authority of the Treasurer. -- The Treasurer
shall have custody of the funds and securities of the corporation and shall keep or cause to be kept books of account for the corporation. Whenever required by the Board of Directors, the Treasurer shall render a statement of the financial condition of the corporation. The
Treasurer shall have such other powers and shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

7.	Duties and Authority of the Secretary. -- The Secretary
shall record all proceedings of the meetings of the corporation, the Board of Directors and all committees, and shall attend to the giving and serving of all notices for the corporation. The Secretary shall have charge of the corporate seal, the certificate books, transfer books and stock ledgers, and such other books and papers as the Board of Directors may direct. The Secretary shall perform all other duties ordinarily incident to the office of Secretary and shall have such other powers and perform such other duties as may be assigned to him by the Board of Directors.

 	8.	Assistant Secretaries.  --  Assistant Secretaries
shall perform all of the duties and responsibilities of the Secretary on such occasions on which the Secretary shall be unavailable to perform the duties of the office, and shall perform all other duties and exercise all other powers as shall be assigned to them by the Board of Directors or by the President with the approval of the Board of Directors.

9.	Assistant Treasurers. -- Assistant Treasurers shall
perform all of the duties and responsibilities of the Treasurer on such occasions on which the Treasurer shall be unavailable to perform the duties of the office, and shall perform all other duties and exercise all other powers as shall be assigned to them by the Board of Directors or by the President with the approval of the Board of Directors.

	ARTICLE VII
	AMENDMENTS TO AND EFFECT OF BY-LAWS
	FISCAL YEAR

1.	Force and Effect of By-Laws. -- These by-laws are
subject to the provisions of the New Jersey Business Corporation Act and the Corporation's certificate of incorporation, as it may be amended from time to time. If any provision in these by-laws is inconsistent with a provision in that Act or the certificate of incorporation, the provision of that Act or the certificate of incorporation shall govern.

2.	Amendments to By-laws. -- These by-laws may be
amended by the affirmative vote of a majority of the Board of Directors. The by-laws of the Corporation may also be amended by the shareholders, but only by an affirmative vote of the holders of at least two-thirds of the shares entitled to vote thereon.

3.	Fiscal Year. -- The fiscal year of the Corporation shall
begin on the first day of January of each year.

	ARTICLE VIII
	SHARE CERTIFICATES

1.	Form of Signature.  -- The certificates for shares of the
capital stock of the Corporation shall be in such form as shall be determined by the Board of Directors and shall be numbered consecutively and entered in the books of the Corporation as they are issued. Each certificate shall exhibit the registered holder's name and the number of shares, and shall be signed by the president or a vice president and the treasurer or an assistant treasurer or the secretary or an assistant secretary, and shall bear the seal of the Corporation or a facsimile thereof. Where any such certificate is countersigned by a transfer agent, or registered by a registrar, the signature of any corporate officer may be a facsimile signature. In case any officer who signed, or whose facsimile signature or signatures were placed on, any such certificate shall have ceased to be such officer before such certificate is delivered by the Corporation, it may nevertheless be issued and delivered by the Corporation with the same effect as if such person had not ceased to be such officer of the Corporation.

2.	Lost Certificates. -- The Board of Directors may direct a
new share certificate or certificates to be issued in place of any certificate or certificates previously issued by the Corporation and alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost or destroyed.

3.	Registration of Transfer. -- The stock of the
Corporation shall be assignable and transferable on the books of the Corporation only by the person in whose name it appears on said books or his legal representative.
Upon surrender to the Corporation or any transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation or such transfer agent to issue a new certificate to the person entitled thereto, to cancel the old certificate and record the transaction upon its books. Except as provided herein or by the laws of the State of New Jersey, the Corporation shall be entitled to recognize the exclusive rights of a person registered on its books as the owner of shares to receive dividends and to vote as such owner.

	ARTICLE IX
	LOANS TO OFFICERS OR EMPLOYEES

The Corporation may lend money to, or guarantee any obligation of, or otherwise assist, any. officer or other employee of the Corporation or of any subsidiary, including any employee who is also a director of the Corporation, whenever, in the judgment of the Board of Directors, such loan, guarantee or assistance may reasonably be expected to benefit the Corporation.