Form 10-Q
period 1997-09-30
RYAN BECK & CO INC
filed 1997-11-13
CIK 793280

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

OR

[  ]	TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period
from_______________________to_________________________

Commission file number: 0-14684

RYAN, BECK & CO., INC.
(Exact name of registrant as specified in its charter)

	New Jersey		22-1773796
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

	220 South Orange Avenue, Livingston, New Jersey  07039
	(Address of principal executive offices)

	973-597-6000 (Issuer's telephone number)

80 Main Street, West Orange, New Jersey  07052
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
At November 1, 1997 there were 3,551,112 shares of Common Stock, par value $.10 per share, outstanding.

PART I. 	FINANCIAL INFORMATION

	Item 1. 	Consolidated Financial Statements

	The following consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 reflect all material adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

	The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	September 30, 		December 31,
	1997		1996
 		(Unaudited)
ASSETS
	Cash		$      550	$       13
	Cash segregated under federal
	and other regulations		24	17
	Receivable from:
		Brokers and dealers 		23	25
		Accrued revenues		1,127	225
		Other		50	371
	Securities owned, at market value		22,762	33,789
	Prepaid income taxes		-	950
	Deferred income taxes		697	830
	Property and equipment, at cost, less
	accumulated depreciation and amortization		2,630	371
	Other assets		        463	        356
	Total assets		$ 28,326	$ 36,947

LIABILITIES AND STOCKHOLDERS' EQUITY
	Payable to clearing broker		$   3,951	$ 15,375
	Securities sold, but not yet purchased,
	at market value		4,704	5,424
	Accrued employee compensation and benefits		3,144	2,249
	Accounts payable and other accrued expenses		2,034	2,192
	ESOP loan obligation		-	       538
	Bank note payable		     2,000	           -
	Total liabilities		   15,833	  25,778

Stockholders' equity:
	Preferred stock - $.10 par value
		Authorized - 2,000,000 shares
		Issued and outstanding - 0 shares at
		September 30, 1997 and 397,948
		shares at December 31, 1996		-	40
	Common stock - $. 10 par value
		Authorized - 30,000,000 shares
		Issued - 3,639,412 shares September 30, 1997
		and 3,253,695 shares December 31, 1996		364	325
	Additional paid-in capital		11,349	11,875
	Retained earnings		1,875	246
	Treasury Stock, at cost, 88,000 common shares
		at September 30, 1997 and December 31, 1996	(624)	(624)
	Unearned compensation - restricted stock grants	(471)	(173)
	Unearned ESOP compensation		             -	     (520)
	Total stockholders' equity		   12,493	   11,169
	Total liabilities and stockholders' equity		$ 28,326	$ 36,947

See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended 	Nine Months Ended
 	September 30, 	September 30,
	1997	1996 	1997	1996

Revenues:
	Principal transactions 		$4,637	$2,710	$ 12,076	$7,487
	Investment banking  		2,295	2,124	7,802	10,485
	Commissions  		1,472	960	3,736	3,186
	Interest and dividends  		285	343	945	947
	Other  		    105	      71	     193	       76
	Total revenues	 	8,794	 6,208	24,752	22,181
	Interest expense		    205	    207	     552	     658
	Net revenues		 8,589	 6,001	24,200	21,523

Non-interest expenses:
	Compensation and benefits		5,175	4,814	14,467	13,879
	Communications  		486	326	1,335	1,061
	Occupancy and equipment rental
	and depreciation  		447	482	991	1,016
	Floor brokerage, exchange and
	clearance fees  		580	515	1,632	1,586
	Marketing and development expense		273	236	633	726
	Professional fees		346	475	1,103	1,053
	Other		    315	   254	     975	     816
	Total non-interest expenses		 7,622	7,102	21,136	20,137

Earnings (loss) before provision
	for income taxes		967	 (1,101)	3,064	1,386

	Provision (benefit) for
	income taxes		    345	   (440)	  1,084	     517

Net income (loss)		$   622	$ (661)	$ 1,980	$   869

Earnings (loss) per common share:
	Primary 		$  .17	$  (.22)	$   .56	$    .23
	Fully diluted 	 	$ .17	$  (.22)	$   .56	$    .23

Cash dividends declared		$  .01	$    .05	$   .07	$    .15

Weighted average number of shares:
	Primary  		3,323	3,175	3,218	3,211
	Fully diluted  		3,593	3,494	3,536	3,532


See accompanying notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)
					Unearned	Unearned		Total
			Additional 		Compensation	ESOP		Stock-
	Common	Preferred	Paid-in  	Retained	Restricted   	Compen-	Treasury	holders'
	Stock 	Stock	Capital 	Earnings	Stock Grants 	sation	Stock	Equity

Nine months ended Sept. 30, 1996

Balance at January 1, 1996	$327	$41	$12,049	$818	$(401)	$(657)	$(91)	$12,086
Retirement of 19,393 shares of
    common stock	(2)	-	(127)	-	-	-	129	-
Unearned compensation - restricted
    stock grants (25,857 shares)	-	-	-	-	(175)	-	-	(175)
Amortization of restricted stock grants -
   unearned compensation	-	-	-	-	188	-	-	188
Amortization of ESOP
   unearned compensation	-	-	11	-	-	108	-	119
Conversion of Preferred stock
   to Common stock (10,925 shares)	1	(1)	-	-	-	-	-	-
Purchase of Treasury stock
   (93,475 shares)	-	-	-	-	-	-	(662)	(662)
Net Income	-	-	-	869	-	-	-	869
Dividends declared:	Common stock	-	-	-	(483)	-	-	-	(483)
	Preferred stock	       -	      -	            -	   (145)	          -	          -	         -	    (145)

Balance at September 30, 1996	$ 326	$  40	$11,933	$ 1,059	$ (388)	$ (549)	$ (624)	$11,797

Nine months ended September 30, 1997

Balance at January 1, 1997	$325	$40	$11,875	$246	$(173)	$(520)	$(624)	$11,169
Shares issued under Employee Restricted
    Stock Purchase Plan  (221,038 shares)	22	-	1,166	-	(237)	-	-	951
Cancellation of restricted stock grants
    (20,648 shares)	(2)	-	(109)	-	111	-	-	-
Unearned compensation -
   restricted stock grants (49,439 shares)	5	-	186	-	(249)	-	-	(58)
Amortization of restricted stock grants -
   unearned compensation	-	-	-	-	101	-	-	101
Redemption  of Preferred stock	-	(37)	(2,423)	-	-	442	-	(2,018)
  (364,288 shares)
Forfeiture of restricted stock grants
     (20,648 shares)	-	-	-	-	(24)	-	-	(24)
Amortization of ESOP
   unearned compensation	-	-	-	-	-	78	-	78
Issuance of 89,399 shares to ESOP	9	-	570	-	-	-	-	579
Issuance of 21,500 shares through	2	-	84	-	-	-	-	86
    exercised stock options
Conversion of Preferred stock to
   Common stock (33,660 shares)	3	(3)	-	-	-	-	-	-
Net Income	-	-	-	1,980	-	-	-	1,980
Dividends declared:  Common stock	-	-	-	(222)	-	-	-	(222)
                                  Preferred stock	       -	      -	           -	    (129)	         -	         -	       -	    (129)
Balance at September 30, 1997	$ 364	$    -	$11,349	$ 1,875	$ (471)	$       -	$(624)	$12,493
See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(In thousands)
(Unaudited)
		Nine Months Ended
		September 30,
	1997		1996

Cash flows from operating activities:
	Net income		$  1,980	$   869

	Adjustments to reconcile net income to net cash provided by
	  operating activities:
		Depreciation and amortization		258	460
		Forfeiture of restricted stock grants		(24)	-
		Amortization of restricted stock grants		101	188
		Amortization of ESOP unearned
		compensation		78	119
		Deferred income taxes		133	(454)
		(Increase) decrease in assets:
		Cash segregated under federal and
		other regulations		(7)	(22)
			Receivables -
		Brokers, dealers and clearing organizations	2	(6,040)
				Accrued revenues		(902)	(263)
				Other		321	283
			Securities owned, at market value		11,027	(5,432)
			Prepaid income taxes		950	(44)
			Other assets		(107)	89

		Increase (decrease) in liabilities:
			Payables -
				Payable to clearing broker		(11,424)	(16,180)
				Securities sold, but not yet purchased
				at market value		(720)	27,585
				Accrued employee compensation
				and benefits	 	895	896
				Accounts payable and other accrued
				expenses		(158)	(330)

Total adjustments		     423	     855

Net cash provided by operating activities	 	   2,403	    1,724

Cash flows from investing activities:
	Capital expenditures		$(2,517)	$ (136)

	Net cash (used) in investing activities		(2,517)	  (136)

Cash flows from financing activities:
	Employee stock purchase plan		951	-
	Common stock repurchased for issuance
	of restricted stock grants		(58)	(175)
	Purchase of Common stock by ESOP		579	-
	Principal payments of ESOP obligation 		(538)	(103)
	Notes Payable		2,000	-
	Retirement of Preferred stock		(2,018)	-
	Purchase of Treasury stock		-	(662)
	Proceeds from exercise of stock options		86	-
	Dividends paid
		Common		(222)	(483)
		Preferred		   (129)	   (145)
	Net cash (used) in financing activities		    651	(1,568)

Net increase in cash		537	20

Cash at beginning of period		       13	       71

Cash at end of period		$   550	$     91

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
		Interest		$   596	$   564
		Income taxes		259	1,001

See accompanying notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc., (the "Company") as of September 30, 1997, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. All such adjustments are of a normal and recurring nature.

The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year's presentation.

	The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other future period.

2. Securities owned are stated at market value. Securities in the Company's trading accounts consist of the following:

	September 30, 1997 	December 31,
	(Unaudited) 	1996
		(In thousands)
	States and municipalities 	$10,290	$17,962
	Corporate equity  	10,542	5,195
	Corporate debt  	1,417	2,035
	U.S. Government and agency 	488	8,572
	Other 	         25	        25

	Total  	$22,762	$33,789

3. At September 30, 1997, there was $2,000,000 outstanding under a loan facility which proceeds were used for leasehold improvements to the Livingston and Shrewsbury locations as well as purchase of related furniture, telephone and computer equipment. Beginning on November 1, 1997, the outstanding balance is payable in 54 equal and consecutive monthly payments of principal together with interest. At September 30, 1997, the balance due under this bank loan facility was $2,000,000 with a fixed rate of interest at 7.56%.

4. Effective August 22, 1997, the Company implemented the Ryan, Beck Co. Inc. 1997 Employee Restricted Stock Purchase Plan (the "Restricted Stock
Purchase Plan").    Under the Restricted Stock Purchase Plan, the Company
matched 25% of all employee purchases. Employees purchased 176,840 shares of Common Stock from the Company and the Company received approximately $951,000 in cash proceeds from such purchases. As part of the matching grant under the Restricted Stock Purchase Plan, the Company also issued 44,198 shares of restricted common stock. Such shares vest over a three year period. Plan participants are entitled to receive dividends on and to vote their restricted shares. The Company accrued approximately $237,000 in connection with the matching grant of shares under the Restricted Stock Purchase Plan. Such expense will be amortized over three years. The Company derives a tax deduction measured by the excess of the market value over the original cost of the grants at the time of vesting. The related tax benefit is credited to additional paid-in capital.

		During the quarter ended September 30, 1997, the Company also redeemed all of its 364,288 shares of outstanding Cumulative Convertible Preferred
Stock, Series A (the "Series A Preferred Shares") at a price per share of
$6.75 plus accrued dividends, for an approximate aggregate cost of
$2,502,000.

		The Company's Employee Stock Ownership Plan ("ESOP"), which held the
Series A Preferred Shares for participants, used the proceeds from the redemption to repay the outstanding balance of a loan owed by the ESOP, and purchased 89,399 shares of newly issued common stock for $579,000.
Of the 89,399 shares issued, 77,005 will be allocated to participants based on their December 31, 1996 account balance and the remaining shares will be allocated based on compensation for 1997.

5. The Company is subject to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of rule 15c3-1(a)4, which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At September 30, 1997 and December 31, 1996, the Company's net capital was approximately $4,209,000 and $3,534,000, respectively, which exceeded minimum net capital requirements by $3,209,000 and $2,534,000, respectively.

6.	The Financial Accounting Standards Board has issued SFAS No. 128,
"Earnings per Share" ("EPS"), effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 replaces the current EPS categories of primary and fully diluted with "basic", which reflects no dilution from common stock equivalents, and "diluted", which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. For the three and nine months ended September 30, 1997, basic EPS and diluted EPS would have been $.18 and $.17 and $.57 and $.56 respectively. For the three months ended September 30, 1996, both basic and diluted EPS would have been $.(22), and for the nine months ended September 30, 1996 both basic and diluted EPS would have been $.23.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto presented elsewhere herein. The discussion of results, causes and trends should not be construed so as to imply any conclusion that such results, causes or trends will necessarily continue in the future.

Item 2. 	Management's Discussion and Analysis of
		Financial Condition and Results of Operations

		a. 	Financial Condition

	Total assets decreased by $8,621,000, or 23.3%, to $28,326,000 at September 30, 1997 from $36,947,000 at December 31, 1996. The decrease in assets is primarily due to a decrease in securities owned of $11,027,000 which was partially offset by an increase in property and equipment of $2,259,000. The securities inventory decreased due to a decline in taxable fixed income and municipal securities of $8,702,000 and $7,672,000 respectively, which was offset by an increase of $5,347,000 in equity securities. The decrease in taxable fixed income securities is due to a change in trading strategy, which resulted in a lower inventory position to provide for a better use of capital. The decrease in the municipal securities portfolio is attributed to larger positions held at year-end because of reinvestment money coming due from bond maturities and redemptions in the month of January. The increase in corporate equity securities reflects a strong market for bank and thrift stocks. The proceeds from the sale of the securities inventory were largely used to reduce the payable to the clearing broker and the securities sold position of $11,424,000 and $720,000 respectively. The increase in property and equipment is due to leasehold improvements and furniture and equipment for the new corporate headquarters in Livingston, New Jersey and to a lesser extent, leasehold improvements and equipment for the Shrewsbury, New Jersey office. The Company opened the Shrewsbury office in March, 1997 and moved its corporate headquarters in September, 1997.

b. 	Results of Operations

		Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

		Net income for the three months ended September 30, 1997 was $622,000, or $.17 per share, compared to a loss of $661,000, or $.22 per share, during the same period ended September 30, 1996.  Excluding one-time after-
tax charges of approximately $661,000 in the third quarter of last year, the Company would have reported net income of $252.  The one-time after-tax charges of $661,000 in the third quarter of last year were a result of three separate factors: $376,000, or $.13 per share, represented the
Company's resolution of employment obligations as a result of the resignation of a senior executive and Board member as well as related severance adjustments; a total of $235,000, or $.08 per share, reflected charge-offs associated with the decision to move the Company's headquarters to a larger and more modern facility in Livingston New Jersey, and the remaining $50,000, or $.01 per share, represented costs associated with an abandoned debt offering.

		Total revenues increased $2,586,000, or 41.7%, to $8,794,000 in the three months ended September 30, 1997 from $6,208,000 in the three months ended September 30, 1996.

		Revenues from principal transactions increased $1,927,000, or 71.1%, to $4,637,000 in the 1997 period from $2,710,000 for the 1996 period. This increase can be attributed to an increase of $1,903,000 in revenue from trading equity securities.  The increase in revenue attributed to trading equity securities reflected a continued strong bank and thrift equity market as well as an increase in trading activity.

		Revenues from investment banking increased $171,000, or 8.1%, to $2,295,000 in the 1997 period from $2,124,000 for the 1996 period. This increase was primarily due to an increase in consulting, placement and valuation fees of $979,000 and an increase of $616,000 and $18,000 in underwriting equity and municipal securities respectively. Partially offsetting this increase in revenue was a decrease of $1,442,000 from underwriting corporate debt securities. The increase in revenue from consulting, placement and valuation fees resulted from an increase in both placement fees from thrift conversions and merger and acquisition advisory fees. The increase in revenues from merger and acquisition advisory fees was due to the Company representing a greater number of financial institutions in merger and acquisition transactions in the 1997 third quarter versus the 1996 third quarter. The increase in revenue from underwriting equity securities reflects the closing of a trust preferred underwriting for a financial institution seeking capital in the three months ended September 30, 1997 as well as the underwriting of the Ryan
Beck Banking Opportunity Trust, Series 5. The decrease in revenue from underwriting corporate debt securities reflects in part the increased use of trust preferred securities by financial institutions to meet capital needs in 1997. The Company expects greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions.

		Commission revenue increased $512,000, or 53.3%, to $1,472,000 in the three months ended September 30, 1997 from $960,000 for the comparable period in 1996.  The increase in revenue includes an increase in equity security commissions of $355,000 and an increase in mutual fund commissions of $160,000.  These increases are mainly attributable  to increased retail activity and higher mutual fund sales due to greater investor demand and selection of funds.

		Revenue from interest and dividends decreased by $58,000, or 16.9%, to
$285,000 in the three months ended September 30, 1997 from $343,000 for the comparable period in 1996.  The decrease in revenue from interest and dividends is due to lower market interest rates and a decrease in high yielding fixed income positions in the three months ended September 30,
1997 as compared to the comparable period in 1996.

	Total non-interest expenses increased $520,000, or 7.3%, to $7,622,000 in 1997 from $7,102,000 in 1996. This increase is primarily attributed to an increase in compensation and benefits of $361,000, an increase in communications expense of $160,000, an increase in floor brokerage expense of $65,000, and an increase in other expenses of $61,000. These increases offset decreases in professional fees of $129,000 and occupancy and equipment expense of $35,000. The increase in compensation and benefits is mainly attributable to an increase in commission and salary expense of $801,000 and $136,000 respectively, which offsets a $625,000 pre-tax charge as a result of the resignation of a senior executive and Board member as well as related severance adjustments in the third quarter of last year.
The increase in commission expenses is due in part to a strong equity market which led to increased volume from the sale of bank and thrift securities and mutual funds. The increase in communications expense is due to increased telephone usage and quotation expense associated with a larger number of account executives at the Livingston and Shrewsbury locations as well as the opening of the Chicago office. The increase in floor brokerage expense is due to increased trading volume. The increase in other expenses is due to additional research publications and stationery and supplies associated with the move of the Company's headquarters from West Orange, New Jersey to Livingston, New Jersey. The decrease in professional fees was due to one time charges in the third quarter of last year associated with the Company's decision to move its headquarters and a pre-tax charge of $83,000 associated with an abandoned debt offering. Partially offsetting last year's one time professional fees are additional recruiting expenses in this year's third quarter. The decrease in occupancy and equipment expense is due to a one-time pre-tax charge of $192,000 in the third quarter of last year which offset additional rent expense associated with the opening of the new Corporate headquarters in Livingston, while continuing operations in the West Orange location as well as rent associated with the Shrewsbury and Chicago offices.

	Income tax expense increased $785,000 to $345,000 from a benefit of $440,000 due to an increase in pretax income of $2,068,000.

		c. 	Results of Operations

		Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

	Net income for the nine months ended September 30, 1997 was $1,980,000 compared to $869,000 during the same period ended September 30, 1996. On a fully diluted basis, earnings per share increased to $.56 per share for the nine months ending September 30, 1997 from $.23 per share during the same period in 1996. For the nine months ended September 30, 1996, excluding one-time after tax charges of approximately $661,000 in last year's third quarter, the Company would have reported net income of $1,530,000, or $.45 per share.

	Total revenues increased $2,571,000, or 11.6%, to $24,752,000 for the nine months ended September 30, 1997 as compared to $22,181,000 in the prior year period.

	Revenues from principal transactions increased $4,589,000, or 61.3%, to $12,076,000 in the 1997 period from $7,487,000 for the nine months ended September 30, 1996. This increase can be attributed to an increase of $4,251,000 from trading equity securities, an increase of $176,000 from trading tax-exempt securities and an increase of $162,000 from trading taxable debt securities. The increase in revenues from trading equity securities reflected a strong bank and thrift market and increased volume during the nine months ended September 30, 1997. The increase in revenue from trading tax-exempt and taxable debt securities was due to favorable market conditions and less volatility during the nine months ended
September 30, 1997.

	Revenues from investment banking decreased $2,683,000, or 25.6 %, to $7,802,000 in the 1997 period from $10,485,000 for the comparable 1996 period. This was due to a $3,091,000 decrease in revenues related to consulting, placement and valuation fees and a decrease of $1,442,000 in underwriting taxable debt securities. This decrease was partially offset by an increase in revenue from underwriting equity securities of $1,643,000 and an increase in revenue from underwriting tax-exempt debt securities of $207,000. The decrease in consulting, placement and valuation fees during the nine months ended September 30, 1997 was primarily due to a reduction in revenues related to thrift conversions and mutual holding company formations, partially offset by an increase in revenues related to merger and acquisition activities. The increase in underwriting equity securities is due to revenues earned from a number of trust preferred underwritings for financial institutions seeking additional capital as well as the closing of the fourth and fifth Ryan Beck Banking Opportunity Trusts during the nine months ended September 30, 1997. The Company expects greater uncertainty in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions. The increase in revenue from underwriting tax-exempt debt securities reflects increased levels of issuance of new municipal securities.

	Commission revenue increased $550,000, or 17.3%, to $3,736,000 in 1997 from $3,186,000 in 1996. The increase in revenue includes an increase in both equity security and mutual fund commissions of $332,000 and $218,000 respectively.

		Other revenue increased $117,000, or 154%, to $ 193,000 in 1997 from
$76,000 in 1996.  The increase in revenue is due to an increase in transaction fee income and an increase in net revenue from insurance related operations.

	Total non-interest expenses increased $999,000, or 5.0%, to $21,136,000 in 1997 from $20,137,000 in 1996. This increase is primarily attributable to increases in compensation and benefits of $588,000, communication expenses of $274,000, other operating expense of $159,000, professional fees of $50,000 and floor brokerage expense of $46,000. Partially offsetting these increases was a decrease in marketing and development expenses of $93,000, and occupancy and equipment expenses of $25,000. The increase in compensation and benefits is primarily due to an increase in commission expenses of $1,541,000 associated with the sales of the trust preferred underwritings and the sale of the fourth and fifth Ryan Beck Banking Opportunity Trusts as well as increased trading volume associated with a strong bank and thrift equity market. The increase in commission expense more than offset a reduction in salary and bonus expenses of $990,000. The decrease in salary expense is primarily due to a $625,000 pre-tax charge as a result of the resignation of a senior executive and Board member as well as related severance adjustments in the third quarter last year. The increase in communication expense is primarily associated with increased quotation and telephone usage due to additional account executives at the Corporate headquarters and the opening of the Shrewsbury and Chicago locations . The increase in other operating expenses is due to additional stationery and supplies associated with the move of the Company's headquarters from West Orange, New Jersey to Livingston, New Jersey and additional publication and insurance expense. The increase in professional fees is due to an increase in recruiting expenses, costs associated with the Company moving its headquarters and fees associated with amending prior years' tax returns. These expenses more than offset last year's one time professional fees associated with the Company's decision to move its headquarters and a pre-tax charge of $83,000 associated with an abandoned debt offering in last year's third quarter. The increase in floor brokerage expense is due to additional clearing expenses associated with increased trading volume. The decrease in marketing and development expense is primarily due to a decrease in convention and seminar expenses and travel and entertainment expenses. The decrease in occupancy and equipment expense is due to a one-time pre-tax charge of $192,000 in the third quarter of last year which offset additional rent expense associated with the opening of the new Corporate headquarters in Livingston, while continuing operations in the West Orange location as well as rent associated with the Shrewsbury and Chicago offices.

	Income tax expense increased by $567,000, or 109.7%, to $1,084,000 from $517,000 due to an increase of pretax income of $1,678,000.


Liquidity and Capital Funds

		As of September 30, 1997, the Company's Consolidated Statement of Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

		The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow from its clearing broker at prevailing federal funds rate plus 62.5 basis points. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral. At September 30, 1997, the balance due to the clearing broker was approximately $3,951,000.

		On June 11, 1997, the Company secured a commitment for a $2,000,000 loan facility to finance construction, leasehold improvements, furniture, and telephone and computer equipment for the Livingston and Shrewsbury offices. Beginning on November 1, 1997, the outstanding balance is payable in 54 equal and consecutive monthly payments of principal together with interest. At September 30, 1997, the balance due under this loan facility was $2,000,000 with a fixed rate of interest at 7.56%.

		On June 11, 1997, the Company also secured a commitment for a $2,000,000 revolving credit facility to finance the Company's working capital needs. The facility is secured by the Company's certificate of deposit inventory maintained with the Pershing division of Donaldson, Lufkin and Jenrette Corp. in an amount which is at least 105% of the outstanding loan amount. Loans under this facility accrue interest at a rate equal to the LIBOR rate plus 100 basis points (30, 60 and 90 day interest periods are available). At September 30, 1997, there were no borrowings under this facility.

		During the three months ended September 30, 1997, the Company implemented the Ryan, Beck & Co. Inc. 1997 Employee Restricted Stock
Purchase Plan (the "Restricted Stock Purchase Plan"). Under the Restricted Stock Purchase Plan, the Company matched 25% of all employee purchases. Employees purchased 176,840 shares of Common Stock from the Company and the Company received approximately $951,000 in cash proceeds from such purchases. As part of the matching grant under the Restricted Stock
Purchase Plan, the Company also issued 44,198 shares of restricted common stock. Such shares vest over a three year period. Plan participants are entitled to receive dividends on and to vote their restricted shares. The Company accrued approximately $237,000 in connection with the matching grant of shares under the Restricted Stock Purchase Plan. Such expense will be amortized over three years. The Company derives a tax deduction measured by the excess of the market value over the original cost of the grants at the time of vesting. The related tax benefit is credited to additional paid-in capital.

		During the quarter ended September 30, 1997, the Company also redeemed all of its 364,288 shares of outstanding Cumulative Convertible Preferred
Stock, Series A (the "Series A Preferred Shares") at a price per share of
$6.75 plus accrued dividends, for an aggregate cost of approximately
$2,502000.

		The Company's Employee Stock Ownership Plan ("ESOP"), which held the
Series A Preferred Shares for participants, used the proceeds from the redemption to repay the outstanding balance of a loan owed by the ESOP, and purchased 89,399 shares of newly issued common stock for approximately
$579,000. Of the 89,399 shares issued, 77,005 will be allocated to participants based on their December 31, 1996 account balance and the remaining shares will be allocated based on 1997 compensation.

Part II.   OTHER INFORMATION

	Item 1.   Legal Proceedings

	Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the quarter ended September 30, 1997. For information concerning other possible legal proceedings involving the Company, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

	On March 9, 1995, RBFC and the Company's former account executive were dismissed by order of the Court. On September 5, 1995, certain defendants filed a new third-party complaint seeking contribution from the Company, RBFC and certain present and former employees and officers of the Company as additional third-party defendants. All of the claims asserted against the Company are for contribution. On October 15, 1995, the Company, RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco. The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the contribution claims. Pursuant to the settlement agreement, Inrevco has released the Company and RBFC from any liability in the suit. The Company is still named a third-party defendant in this action and, as such, will be required to participate in discovery and other pre-trial procedures with respect to the ongoing litigation. On July 25, 1997, the Company and the individual third party defendants filed a motion for summary judgment based on the existence of the settlement agreement with Inrevco. On October 23, 1997, the Court denied the Company's motion and will not dismiss the Company on the basis of the settlement agreement. Thus, while the Company has been released from all liability on the contribution claims by Inrevco, the Company is still a named defendant on the accountant-defendants' third party claims.

	On or about October 1, 1997, a complaint under the caption Robert A. Bermann, et. al vs. Northwest Savings Bank ("Northwest"), Ryan, Beck & Co., Inc., et. al, (C.A. No. 97-15803) was filed in the Court of Common Pleas in Allegheny County, Pennsylvania. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, tortiuous interference with contract, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty in connection with Northwest Savings Bank's reorganization from a mutual savings bank to a stock mutual holding company.

	The complaint seeks unspecified compensatory and rescissionary damages against the defendants, including the Company, on behalf of all persons who subscribed for and purchased shares of common stock in Northwest's public offering. In connection with the offering, Northwest executed an Agency Agreement with the Company whereby Northwest agreed, among other things, to indemnify and contribute sums to the Company for losses and legal fees in connection with the offering.

	The Company had been previously a named defendant in an action filed in the United States District Court for the Western District of Pennsylvania
(the "Federal Court Action"), which sought class certification for alleged claims relating to the same offering. This lawsuit was successfully dismissed on November 17, 1995, which dismissal was subsequently reaffirmed on appeal by the United States Court of Appeals for the Third Circuit. In connection with the Federal Court Action, Northwest honored its obligations pursuant to the Agency Agreement and reimbursed the Company for its expenses in defending the Federal Court Action.

	This matter is in a preliminary stage. Although the outcome of litigation is inherently uncertain, and no assurance can be given as to the ultimate outcome of this matter, the Company believes that it has meritorious defenses in this matter and intends to contest this matter vigorously.

	Item 6. 	Exhibits and Reports on Form 8-K

		(a)	Exhibits

		Exhibit 10 - 	Restricted Stock Purchase Plan (incorporated by
reference from Exhibit 4 ofRegistration Statement on Form S-8 dated August
12, 1997)
		Exhibit 27 - 	Financial Data Schedule

		(b)	Reports of Form 8-K

The Company filed a report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1997 to report the transfer of all customer accounts formerly held with First Interregional Equity
Corporation to the Company.

The Company filed a report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1997 to report the redemption of the Series A Preferred Stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYAN, BECK & CO., INC.
		By:/s/ Ben A. Plotkin
		Ben A. Plotkin
		President and
		Chief Executive Officer

		/s/ Leonard J. Stanley
		Leonard J. Stanley
		Senior Vice President
		Chief Financial and Administrative Officer
		(Principal Financial and
		Accounting Officer)

Dated:  November 13, 1997



17