Form 10-K
period 1997-12-31
RYAN BECK & CO INC
filed 1998-03-12
CIK 793280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
______________________________

FOR ANNUAL AND TRANSITION REPORTS
 PURSUANT TO SECTIONS 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
OR

(   )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934

For the transition period from
____________________to____________________

Commission file number 0-14684

Ryan, Beck & Co., Inc.
(exact name of issuer as specified in its charter)

	NEW JERSEY	22-1773796
		 (State or other jurisdiction of	(I.R.S. Employer Identification No.)
		incorporation or organization)

		220 S. Orange Ave., Livingston, NJ	07039-5817
		(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 597-6000

Securities Registered Pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of each exchange on which registered

________________________________
	__________________________________
_
________________________________
	__________________________________
_
________________________________
	__________________________________
_



Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
Title of Class


	Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X     No______

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

	The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of February 27, 1998: $28,904,399

	Number of shares of Common Stock outstanding as of February 27,
1998:  3,762,475

DOCUMENTS INCORPORATED BY REFERENCE

	1. Part III - Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders will be incorporated by reference when it is filed, which will be within 120 days of the end of the Registrant's fiscal year.


TABLE OF CONTENTS

Item No.		Description	Page

	1	Description of Business 	1 - 12

	2	Description of Properties	12 - 13

	3	Legal Proceedings	13 - 14

	4	Submission of Matters to a Vote
		of Shareholders	15

	5	Market for the Registrant's Common
		Equity and Related Shareholder Matters	15

	6	Selected Financial Data	16

	7	Management's Discussion and Analysis
		of Financial Condition and Results
		of Operations	17 - 23

	8	Financial Statements and
		Supplementary Data	F1 - F19

	9	Changes in and Disagreements with
		Accountants on Accounting and
		Financial Disclosures	24

	10	Directors and Executive Officers
		of the Registrant	24

	11	Executive Compensation	24

	12	Security Ownership of Certain
		Beneficial Owners and Management	24

	13	Certain Relationships and Related
		Transactions	24

	14	Exhibits, Financial Statements,
		Schedules and Reports on Form 8-K	24 - 27


Item 1.  	DESCRIPTION OF BUSINESS

General

Ryan, Beck & Co., Inc. (the "Company" or "Ryan, Beck") is a boutique investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. The Company provides investment banking, research and financial advisory services primarily to financial services companies with a focus on corporate finance and merger-related services. The Company offers a general securities brokerage business with investment products for retail and institutional clients, as well as life insurance and annuity products. The Company's retail and institutional brokerage clients consist primarily of high net worth individuals (primarily residents of New Jersey, other Mid-Atlantic and Northeastern states and Florida), banking and thrift institutions (primarily located in New Jersey, Pennsylvania and Florida) and, to a much lesser extent, insurance companies and specialty finance companies. The Company intends to continue to operate as a high quality firm serving its market niche in the financial services industry.

The Company was organized in New Jersey in 1965, under the name of John
J. Ryan & Co., Incorporated, as a successor to various entities dating from 1946. The Company changed its name to Ryan, Beck & Co., Inc. in 1981. Unless the context otherwise requires, all references herein to the "Company" include Ryan, Beck & Co., Inc. and its predecessors and subsidiaries.

On February 9, 1998, the Company entered into a definitive agreement with BankAtlantic Bancorp, Inc. ("BankAtlantic"), whereby all of the Company's outstanding common shares would be acquired by BankAtlantic in an exchange for BankAtlantic's Class A Common Stock. See "Business Combination" in Management's Discussion and Analysis and Notes to the Consolidated Financial Statements for further discussion therein.

The principal executive office of the Company is located at 220 South Orange Avenue, Livingston, New Jersey 07039-5817 and its telephone number is (973) 597-6000. The Company is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Accounts are insured up to $75,000,000 per customer. The first $500,000 of protection is provided by SIPC and the balance is provided by the Company's clearing broker under a separate policy issued by a private insurer. There is a limitation of $100,000 on claims for cash balances. The Company is not a member of any securities exchange.

Brokerage services to retail and institutional customers are provided through Ryan, Beck's sales force of approximately 86 sales account executives located in the Livingston, New Jersey, Bala Cynwyd, Pennsylvania, Shrewsbury, New Jersey and West Palm Beach, Florida offices. The Company believes that its account executives are a key factor to the success of its business. Over the last five years, the number of full-time account executives has increased from approximately 71 to 86, some of whom joined Ryan, Beck after previous associations with other brokerage firms.

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

The following table sets forth certain information regarding the revenues of the Company by source:

	Year Ended December 31,
	1997           	1996	1995
	Amount	Percent 	Amount	Percent	Amount
	Percent
	(Dollars In Thousands)
Principal transactions:
Tax-Exempt debt securities		$  3,055	8.1%	$ 2,829	9.9%	$ 4,940	19.8%
Taxable debt securities		1,537	4.0	775	2.7	2,302	9.2
Equity securities		  11,420	30.3	  6,242	21.9	  5,982	23.9

Total		  16,012	42.4	  9,846	34.5	13,224	52.9

Investment banking <F1>
Tax-Exempt debt securities		1,298	3.4	1,047	3.7	913	3.7
Taxable debt securities		2,055	5.4	1,540	5.4	456	1.8
Equity securities		7,828	20.7	2,811	9.9	1,977	7.9
Consulting, placement
and valuation fees		3,743	10.0	7,424	26.0	4,494	18.0

Total		  14,924	  39.5	12,822	45.0	7,840	31.4

Commissions:
Equity securities		3,072	8.1	2,514	8.8	1,395	5.6
Mutual funds		  2,130	  5.7	  1,777	  6.2	1,407	  5.6

Total		   5,202	13.8	  4,291	15.0	2,802	11.2

Interest and dividends		1,328	3.5	1,329	4.7	894	3.6
Other		    277	       .8	      222	     0.8	      228	    .9

Total		$37,743	100.0%	$28,510	100.0%	$24,988	100.0%

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


Since the various activities of the Company are interdependent and substantially the same sales personnel and office facilities are engaged in the generation of the above revenues, the Company does not believe that a meaningful allocation of expenses can be made among these operations.

The following table sets forth, for the periods indicated, items in the Company's Consolidated Statements of Income as percentages of total revenue and the increase (or decrease) by item as a percentage of the amount for the previous period:

	Percentage of Total Revenues	Period to Period Change
	Year Ended December 31,	1997	1996
	1997	1996	1995	Compared With	Compared With
				1996	1995
Revenues:
Principal transactions		42.4%	34.5%	52.9%	62.6%	(25.5)%
Investment banking		39.5	45.0	31.4	16.4	63.5
Commissions		13.8	15.0	11.2	21.2	53.1
Interest and dividends		3.5	4.7	3.6	(.1)	48.7

Other		      .8	     .8	     .9	24.8	(2.6)

Total revenues		100.0	100.0	100.0	32.4	14.1

Interest expense		    2.2	   3.8	   1.9	(25.5)	131.7
Net revenues		  97.8	  96.2	  98.1	34.7	11.8

Non-interest expenses:

Compensation and benefits		56.6	66.1	61.0	13.4	23.6
Floor brokerage, exchange and clearing fees	5.9	7.3	6.9	7.0	20.5
Communications		4.7	4.9	5.1	25.2	9.3
Professional fees		4.1	3.8	3.1	43.1	41.9
Occupancy, equipment rental and depreciation	3.8	4.6	4.0	9.0	32.8
Advertising and market development		2.7	3.2	2.4	11.9	47.5
Other		 3.8	 5.0	  4.1	.9	39.0

Total non-interest expenses		 81.6	94.9	86.6	13.8	25.0

Income before provision for income taxes		16.2	1.3	11.5	1,619.6	(87.5)
Provision for income taxes		   6.0	   .3	  4.3	2,244.3	(91.0)

Net income		   10.2%	  1.0%	  7.2%	1,386.5%	(85.5)%



FIXED INCOME DIVISION

Tax-Exempt Bond Department

The Company maintains primary and secondary markets in tax-exempt securities issued primarily by the State of New Jersey and its political subdivisions. To a lesser extent, the Company also maintains primary and secondary markets for tax-exempt securities issued by municipalities located outside of New Jersey. Principal transactions in tax-exempt securities accounted for 8.1% of the Company's revenues during 1997, 9.9% of the Company's revenues during 1996 and 19.8% during 1995.

The Company provides investment banking advice to, and raises capital for, many types of issuers of tax-exempt securities, including counties, cities, transportation authorities, sewer and water authorities and housing, health and higher education agencies. Most of these issuers are located in New Jersey. The Company arranges public offerings of municipal securities and distributes these securities to individual and institutional investors. In addition, the Company is often included in national and regional syndications which underwrite tax-exempt issues. Increasingly, underwritings of tax-exempt issues are being conducted on a competitive, rather than negotiated, basis. The impact of this change on future revenue is unclear.

The following tables set forth, for the periods indicated, (i) the total number and dollar amount of municipal bond offerings managed or co-managed by the Company and (ii) the total number and dollar amount of the Company's underwriting participations in those offerings and in offerings managed by others.

	Managed or Co-Managed Offerings
	Number of Municipal
	Issues 	Amount of Offerings
	(In Thousands)
	1995	59	      $     1,556,210
	1996	75	923,943
	1997	66	1,472,404

	Underwriting Participations<F1>
	Number of Municipal
	Issues 	Amount of Participation
	(In Thousands)
	1995	161	$      166,951
	1996	248	269,984
	1997	281	294,026

<F1> Does not include those issues in which the Company participated as a selling group member.

Trading revenues from tax-exempt debt securities were $3,055,000, $2,829,000 and $4,940,000 for 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 primarily reflects improved interest rate risk management strategies and favorable market conditions. The decrease from 1995 to 1996 primarily reflects an extraordinarily volatile bond market and the continued compression of underwriting spreads in municipal securities. In addition, trading revenues were adversely affected by costs associated with implementing an interest rate risk management strategy.

Taxable Bond Department

The Company maintains secondary markets in corporate bonds, mortgage backed securities and unit investment trusts. Ryan, Beck also executes trades in Treasury Bonds, Treasury Notes, Treasury Bills and makes markets in U.S. Government Guaranteed Securities. Trading revenues relating to such transactions increased in 1997 to $1,537,000 from $775,000 in 1996. The increase in trading revenues is attributable to improved interest rate risk management strategies and favorable market conditions. The decrease in trading revenues from 1995 to 1996 attributable to taxable debt securities reflected an extraordinarily volatile bond market. In addition, trading revenues were adversely affected by costs associated with implementing an interest rate risk management strategy. Revenues in 1995 were $2,302,000. Principal transactions in taxable securities accounted for 4.0% of the Company's revenues during 1997, 2.7% of revenues during 1996 and 9.2% of revenues during 1995.

FINANCIAL INSTITUTIONS DIVISION

Corporate Finance Department

The Company's Corporate Finance Department consists of 19 professionals located primarily in Livingston, New Jersey with satellite offices in Bala Cynwyd, Pennsylvania and Chicago, Illinois. Developments in the banking and thrift industries, including the trend toward consolidation of banking institutions, have led an increasing number of banks and thrift institutions to seek advice from investment banking firms such as the Company. The Corporate Finance Department provides financial advisory services to financial services companies in connection with capital formation, strategic planning, branch sales, mergers and acquisitions (including appraisals and fairness opinions), shareholder/investor issues and financial management issues. Consulting, valuations and placement fees decreased to $3,743,000 in 1997 from $7,424,000 in 1996 and accounted for 10% of the Company's revenues during 1997 and 26.0% during 1996. This decrease was primarily due to a reduction in revenues related to thrift conversions and mutual holding company formations and, to a lesser extent, a reduction in merger and acquisition fees. Consulting, valuation and placement fees amounted to $4,494,000 in 1995, or 18.0% of the Company's revenues.

Ryan, Beck serves the capital needs of community-oriented financial institutions by managing "best-efforts" public offerings including thrift conversions, mutual holding company formations (a partial conversion of a thrift) and primary and secondary offerings by banks and thrifts. The Company has played a significant role in the development of thrift mutual holding companies and has raised $86,505,000 in equity for thrifts in mutual holding company-related transactions during the last three years. The Company also provides financial advice, on-site administrative support and subscription enhancement for public offerings conducted by banks and thrifts. This has been, and is anticipated to be, a significant source of revenue for the Company. The Company expects there to be greater volatility in the future with respect to revenues resulting from thrift conversions and mutual holding company formations because of increased competition and a smaller universe of mutual institutions. These activities generated gross revenues of $330,000 in 1997 as compared to $3,969,000 in 1996 and $3,369,000 in 1995. Such revenue is reflected in investment banking revenue as consulting, placement and valuation fees. Although there can be no assurances that it will be successful, the Company is attempting to diversify its revenue sources into related financial service companies.

Syndicate Department

The Syndicate Department coordinates the distribution of newly issued securities to institutional and retail investors. The Syndicate Department handles public offerings that are managed or co-managed by Ryan, Beck as well as selling group and syndicate participations managed by other firms. This department primarily deals with equity and trust preferred underwritings.

Underwritings

The Company has participated as an underwriter in public offerings of bank and thrift equity and debt issues, as a sole underwriter without a syndicate, as a manager or co-manager of underwriting syndicates, as a member of underwriting syndicates managed by others, and as a selling group member in issues of others. During 1997, the Company acted as manager or co-manager of ten trust preferred securities offerings, which raised approximately $401,050,000 in new capital for financial institutions. The Company managed or co-managed a total of twelve public offerings and private placements which raised in excess of $547,000,000 for bank and thrift clients. In addition, the Company underwrote in excess of $33,600,000 for two Unit Investment Trusts. Revenues from underwriting bank and thrift securities for 1997 were $8,095,000, revenues for 1996 were $3,328,000 and revenues for 1995 were $1,988,000.

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

		Managed or Co-Managed Offerings
		Number of Bank/Thrift
		Issues 	Amount of Offerings
		(In Thousands)
			1995	13	$     221,114
			1996	12	340,594
			1997	16	601,907

		Underwriting Participations<F1>
		Number of Bank/Thrift
		Issues	Amount of Participation <F2>
		(In Thousands)
	1995	16	$     211,021
	1996	13	326,569
	1997	20	347,197

<F1> 	Does not include those issues in which the Company participated as
a selling group member and 	non-bank issues in which the Company
participated as an underwriter or selling group member.
<F2> Includes standby commitments.

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

Research Department

The Company's Research Department, consisting of five equity analysts and one research assistant, is dedicated primarily to bank and thrift securities. To a lesser degree, the Research Department also provides reports and analyses on the insurance industry. Its publications include Bank Stock Annuals for New Jersey, Florida, New York, Massachusetts, Maryland, Delaware and Pennsylvania, periodic updates on the outlook for financial equities, reports on specific financial institutions, and reports and analyses on general banking developments. In addition, Ryan, Beck purchases outside research services including economic reports, charts, and data bases.

 Sales and Trading Department

Sales and trading activities are conducted both as principal and as agent on behalf of individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers in an attempt to realize trading gains. When over-the-counter ("OTC") transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs which are included in revenues as principal transactions. As agent, the Company effects brokerage transactions which generate commission revenues. These commissions are charged on both exchange and OTC transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule may be granted in certain cases. Total principal transactions accounted for 42.4% of the Company's revenues in 1997, 34.5% during 1996 and 52.9% during 1995, while total commissions accounted for 13.8% of revenues during 1997, 15.0% during 1996 and 11.2% during 1995.

The NASDAQ market has come under scrutiny in the media and political arenas during the past few years and has been the subject of SEC investigations into its operations. Concerns have been raised with respect to the size of the spreads between the price paid by investors purchasing NASDAQ-listed securities, with respect to whether NASDAQ's listing requirements are sufficiently stringent and whether the NASD carefully monitors NASDAQ-listed companies. More specifically, the NASD has been hiring numerous enforcement aides to better monitor trading activities among dealers and to scrutinize companies' compliance with applicable listing standards. The effects of current and proposed NASD reforms on the operations of brokerage firms, especially those specializing in the securities of small capitalization companies, cannot be fully anticipated. The cost of compliance with any new rules, regulations and procedures instituted by the NASD could be significant. Additionally, the implementation of stricter standards for initial and continued inclusion of companies on the NASDAQ could adversely affect the prospects of smaller capitalization companies, the stock performance of such companies, and the liquidity of investors' investments in such companies. Increased compliance costs or the inability to attain or maintain the listing of underwriting clients on the NASDAQ system, or a combination thereof, could adversely affect the financial performance of the Company.

The NASD is currently in the process of determining new listing and reporting requirements for all Electronic Bulletin Board traded stocks. This could result in the delisting of some securities that cannot meet the new requirements.

The Company is an active market maker and distributor of equity securities issued by financial institutions throughout the country and tax-exempt bonds, particularly bonds issued by governmental entities located in the Mid-Atlantic region. As of December 31, 1997, the Company made markets in 180 bank, thrift and other financial service companies' stocks quoted on the NASDAQ system. Many of these are companies with whom Ryan, Beck has an investment banking relationship or companies whose securities are followed by Ryan, Beck's Research Department. The Company also maintains quotations in 420 additional bank and thrift stocks and distributes and makes markets in certain issues of bank debt securities.

The Securities and Exchange Commission and NASD agreed to changes which could impact the way stocks are traded. A new order display system has been implemented which allows investors to place limit orders to buy or sell a NASDAQ stock at a certain price and be matched with another order. The system is designed to ensure that no market maker would be able to execute trades at better prices before a specific limit order was filled. This system has produced a new source of competition and has also lead to the Company making markets in more select NASDAQ stocks, because of a perceived lack of liquidity. Consequently, there is potential for delisting of companies which trade infrequently due to lack of market maker support. The Company, therefore, may reduce the number of companies that it makes markets in and also realize lower trading spreads, which could adversely affect the Company.

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

On December 11, 1997, the NASD Board of Governors solicited comments on four proposals which would place restrictions on the sale of equity securities listed on the OTC Bulletin Board (OTCBB) and in The Pink Sheets (collectively, "OTC Securities"). Specifically, the proposals would require broker-dealers to review current issuer financial statements prior to recommending a transaction to a customer in an OTC Security, and to deliver a disclosure statement to a customer prior to an initial purchase of an OTC Security and annually thereafter.
Subject clients would be required to sign and return a copy of each disclosure statement to the broker-dealer.

Ryan, Beck makes markets in over 400 equity securities that would be subject to the proposed rules, and approximately 12 percent of the Company's revenues in 1997 were derived from the trading of such securities. The proposals, if adopted in their current form, would place an increased burden on both the issuers of OTC Securities and the Company due to the record-keeping requirements involved. Additionally, many customers who would, under other circumstances, invest in OTC Securities may choose not to do so in the future.

The Company also offers other financial instruments to its clients which include U.S. Government and Agency obligations, zero coupon bonds, collateralized mortgage obligations, utility and industrial bonds, mutual funds, trust preferred securities and unit investment trusts.

Although the Company presently maintains no discretionary accounts for customers, it may do so in the future. The Company introduced margin accounts during early 1991. Margin transactions are subject to credit risks. To the extent that funds are advanced in a securities transaction, payment may not be received. If the securities decline in value, the Company may not recover the amounts advanced. At December 31, 1997, the Company had approximately $35,488,000 in customer margin debits with its clearing broker.

On July 9, 1997, the Company acquired over 6,000 customer accounts from First Interregional Equity Corporation, an insolvent brokerage company which had been placed under the protection of the United States
Bankruptcy Court. This acquisition expanded the Company's retail account base.

During 1997, the Company continued to maintain its salesforce by recruiting and training both new and experienced sales personnel to replace those who left during the period. The Company had 86 sales account executives at December 31, 1997.

The following table shows, (i) for the year ended December 31, 1997, the highest, lowest and average month-end inventories by type of securities in which the Company trades as principal and (ii) the inventories for these types of securities at December 31, 1997.

		Year Ended December 31, 1997
	Highest Inventory 	Lowest Inventory 	Average Inventory
		Long 	Short 	Long 	Short 	Long 	Short
		(In Thousands)
Type of Security:
Tax-Exempt Debt 		$32,549	$ 221	$5,417	$  0	$10,374	$ 38
Taxable Debt 		5,636	150	1,495	0	2,535	52
Equity 		14,337	5,154	8,150	1,423	10,468	3,033


		As of December 31, 1997
		Long 	Short
		(In Thousands)
Type of Security:
Tax-Exempt debt		$  32,549	$       -
Taxable Debt 		1,765	3
Equity 		      9,675	     3,117
Total		$  43,989	$   3,120

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

The Company's recent acquisition of Cumberland Advisors (see
"Subsequent Events"), a New Jersey based money manager with approximately $400 million under management, will dramatically expand the money management products the Company can offer its customers.

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

The Company believes that its internal controls and safeguards against securities theft are adequate. The Company carries fidelity bonds covering any loss or theft of securities, employee dishonesty, forgery and alteration of checks and similar items, and securities forgery. The amount of coverage provided by the bonds are believed to be adequate.

The Company generally posts its books and records daily. Periodic reviews of certain controls are conducted to assure compliance with applicable laws, rules and regulations.

Competition

The Company is engaged in an extremely competitive business. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, commercial banks, thrift institutions and financial consultants. With respect to the Company's investment banking and merger-related services, the Company also competes with many of the larger Wall Street investment banking firms. Many of these organizations have substantially more employees and greater financial resources than the Company. The Company also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms oriented to the retail market, including electronic brokers, on-line trading firms and firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. The Company typically has not engaged in extensive advertising programs for this type of business. The Company believes that the principal competitive factors relating to the Company's business are the quality of advice and service provided to investors and financial institutions and the competitive pricing of their products.

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

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 1997, the Company was registered as a broker-dealer in 49 states and the District of Columbia.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, uses and safekeeping of customers funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities market, rather than protection of creditors and shareholders of broker-dealers.

As a broker-dealer, the Company is required by federal law to belong to the Securities Investor Protection Corp. ("SIPC"). Currently, all members, including the Company, pay a fixed annual assessment of $150. However, should the SIPC fund falls below a certain minimum amount, as it did in 1983, members are required to pay annual assessments in amounts (based upon adjusted gross revenues) necessary to restore the fund. The first $500,000 of insurance protection is provided by SIPC and the balance to $75,000,000 is provided by the Company's clearing broker under a separate policy issued by a private insurer. There is a limitation of $100,000 on claims for cash balances.

Capital Funds and Net Capital Requirements

As a registered broker-dealer, the Company is also subject to the SEC's Uniform Net Capital Rule (the "Rule"). The Rule specifies minimum net capital requirements for registered brokers and dealers and is designed to maintain the general financial integrity and liquidity of a broker-dealer. Therefore, it imposes a minimum net capital requirement deemed necessary to meet the broker-dealer's continuing commitments to its customers The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-3. The Company's regulatory net capital has consistently exceeded such minimum net capital requirements. At December 31, 1997, the Company had aggregate net capital of $13,443,000, which exceeded its minimum net capital requirements by $12,443,000.

Included in net capital is a $7,000,000 temporary subordinated loan from a bank at an interest rate equal to the Federal funds rate plus 100 basis points. This loan represents the remaining outstanding balance of a $20,000,000 facility which was required in order to maintain sufficient net capital for open contractual commitments in accordance with the Net Capital Rule to facilitate a public offering which involved a $100 million debt issue and a $46 million equity issue. Under applicable regulations, the Company is limited to three temporary subordinated loans in any rolling 12 month period. This loan was the second of such loans, and therefore, the Company is limited to one additional temporary subordinated loan until after October 13, 1998. As part of the proposed merger agreement with BankAtlantic Bancorp, BankAtlantic has agreed to provide the Company with additional capital to expand its business (see Note 2 to the Consolidated Financial Statements).

Compliance with the Rule could limit the Company's operations, such as underwriting and trading activities which require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of the Company to expand or even maintain its present levels of business.

Several material transactions occurred in 1997 which both positively and adversely affected net capital, such as the Employee Restricted Stock Purchase Plan, the Redemption of the Cumulative Preferred Stock, Series A and the purchase of 89,399 shares of common stock by the ESOP. These transactions are discussed more fully in the Management's Discussion and Analysis Section and Notes 9 and 13 to the Consolidated Financial Statements.

Employees

At December 31, 1997, the Company had 194 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially account executives, is intense in the securities industry. Accordingly, from time to time the Company may experience the loss of valuable personnel which could adversely impact revenues.

Executive Officers of the Registrant

Name and Age 	Joined Firm		Business Experience for Past Five Years

Ben A. Plotkin, 41	1987		President of the Company (January 1997 - Present); Senior
				Executive Vice President (January 1996 - January 1997);
				Executive Vice President (December 1990 - January 1996)

Matthew R. Naula, 55	1967		Executive Vice President of the Company (December 1990 -
				Present)

Jack R. Rosenthal, 72	1963		Vice Chairman of the Board of the Company (January 1987 -
				Present)

Leonard J. Stanley, 43	1994		Chief Financial Officer of the Company (November 1994 -
			Present); Senior Vice President, Chief Administrative
			Officer of the Company (January 1997 - Present); First Vice
			President, Finance, Valley Savings Bank (1992 - 1994)

Jay Suskind, 33	1993		Senior Vice President, Director of Equity Trading of the
			Company (1993 - Present); Trader, Sherwood Securities (1992
			- 1993)

Jon Klausner, 54	1990		Senior Vice President and Sales Manager (December 1993 -
				Present); First Vice President (December 1992 - December
				1993); Vice President (December 1991 - December 1992); Sales
				Manager (October 1990 - December 1991)


Item 2. 	DESCRIPTION OF PROPERTIES

The Company's offices, including its trading operations, occupy an aggregate of approximately 35,000 square feet in Livingston, New Jersey. Such space is leased pursuant to a ten-year lease term, which commenced July 1, 1997. The Company has two five-year renewal options at the conclusion of the original term.

The Company also occupies approximately 4,800 square feet in Shrewsbury, New Jersey. The lease term is for five years, and commenced on April 1, 1997. The Company has a five-year renewal option at the conclusion of the original term. In addition, the Company occupies approximately 3,600 square feet of office space in Bala Cynwyd, Pennsylvania under a five-year lease which commenced April 12, 1994. The Company has a five-year renewal option at the conclusion of the original term. The Company also occupies approximately 3,500 square feet of office space in West Palm Beach, Florida under a four-
year lease which commenced May 1, 1995.   The Company also occupies
approximately 1,200 square feet of office space in Chicago, Illinois under a four year lease which commenced on May 16, 1997.

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

Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the year ended December 31, 1997.

The Company, Ryan Beck Financial Corp. ("RBFC"), a wholly-owned subsidiary of the Company, and various current and former officers have been named as third-party defendants in Inrevco Associates v. BDO Seidman, et al., v. Ryan, Beck & Co., et al., Superior Court of New Jersey, Law Division, No. MRS-L-2961-94. Inrevco is a New Jersey limited partnership. RBFC is a special limited partner in the partnership. Certain complaints are currently pending against the Company only, which allege that the Company breached certain duties it allegedly owed the partnership. Another complaint is pending against the Company, RBFC and the individual defendants. All of the claims asserted against the Company are for contribution. On October 15, 1995, the Company, RBFC and all individual defendants named as third-party defendants in the litigation entered into a settlement agreement with Inrevco. The terms of the settlement agreement include a provision for an automatic judgment reduction in the event any liability is apportioned against the Company, RBFC or any individual third-party defendant on the accountant-defendants' contribution claims. As a result of this provision of the settlement agreement, the third-party defendants, including the Company, have limited exposure on the third-party claims which have been asserted to date. Inrevco also released the Company and RBFC from any liability in the suit. The Company is still technically a named third-party defendant in this action and will be required to participate in the ongoing litigation.

Recently, the Company and RBFC argued a motion for summary judgment, or, alternatively, to enforce the settlement agreement with Inrevco whereby the third party defendants would be dismissed from the case. After oral argument, the Court denied the motion, ruling that the third party defendants are not entitled to be dismissed absent an agreement with the accountant-defendants. The Court expressed no view on the enforceability of the settlement agreement. Trial is currently scheduled to commence in the Morris County Superior Court - Law Division, on May 4, 1998.

On or about December 13, 1994, a class action complaint was filed in the United States District Court for the Western District of Pennsylvania against the Company, Northwest Savings Bank ("Northwest"); Northwest Bancorp, MHC; RP Financial, Inc. and certain of Northwest's officers and directors. The complaint alleges violations of Sections 12(2) and 15 of the Securities Act of 1933, 15 U.S.C. Sections 771(2) and 770; Section 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. Sections 78j(b) and 78t(a); Rule lOb-5 promulgated by the Securities and Exchange Commission (17 C.F.R- Section 240. 1 Ob-5); as well as various state law securities and common law claims.

The complaint alleges that the Company was retained to consult with and advise Northwest regarding its reorganization from a mutual state savings bank to a stock mutual holding company. The complaint avers that, in connection with the reorganization, Northwest and its Trustees offered to sell a minimum of 2,000,000 shares and a maximum of 3,000,000 shares of common stock in an initial public offering at a price of $20 per share. The complaint alleges that, the Company engaged in the promotion and sale of the Northwest stock. The complaint further alleges that after the offering was concluded, the appraised value of Northwest was increased by 15 percent and the subscription offering was diluted by an additional 450,000 shares. The complaint further avers that between November 7, 1994, when Northwest stock began trading on the Over-the-Counter market, and December 13, 1994, the price of Northwest stock dropped by $5 per share, or 25 percent.

The complaint alleges that the Offering Circular prepared in connection with the initial public offering and dated August 12, 1994, contained misstatements of material facts and omitted to state material facts necessary to make the statements contained in the Offering Circular not misleading. The complaint avers that the purported misrepresentations include false statements representing that the appraised valuation and number of shares to be issued in the initial offering would be increased only if market and economic conditions warranted such increase. The complaint alleges that the increase in appraised value was not warranted by market or economic conditions.

The complaint seeks unspecified monetary damages against the defendants, including the Company, on behalf of all persons who subscribed for and purchased shares of common stock in Northwest's initial public offering.

By Order dated November 17, 1995, the Court dismissed the complaint with prejudice against all defendants on the ground that plaintiff failed to identify affirmative misrepresentations and material omissions of fact in the Offering Circular. On December 14, 1995, plaintiff filed an appeal with the United States Court of Appeals for the Third Circuit and oral arguments were held on January 21, 1997. The Court of Appeals affirmed the dismissal in February of 1997.

In November of 1997, the class counsel re-filed essentially the identical class action in state court in Allegheny County, Pennsylvania. In the new action, plaintiffs seek damages against the Company for breach of contract, breach of fiduciary duty and interference with contract. The Company and the other defendants have filed preliminary objections seeking dismissal of the complaint and to transfer the matter to Erie County, Pennsylvania.

The Company is entitled to a defense and to indemnification from the issuer, Northwest. The Company believes that it possesses strong defenses to the claims and intends to defend the case vigorously.
Given the recent filing of the suit, however, it is too soon to project the likely outcome.

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

	Closing Market Price<F1><F2>	Dividends Declared<F2>
	High 	Low

1997:
First Quarter 	$  5.000	$  4.125	$  .05
Second Quarter 	5.250	4.000	.01
Third Quarter 	7.250	4.500	.01
Fourth Quarter 	8.125	6.500	.01

1996:
First Quarter 	$  7.625	$  6.750	$  .05
Second Quarter 	7.500	6.625	.05
Third Quarter 	7.000	5.375	.05
Fourth Quarter 	5.625	3.750	.05

<F1> 	The closing market prices are rounded to the nearest 1/8.
<F2> 	All share and per share data have been adjusted for a 5% stock
dividend declared on January 26, 1996 	and paid on February 13, 1996.

Due to the volatile nature of the Company's business, it is the policy of the Board of Directors to determine dividends individually for each quarter. In the future, the Board of Directors may determine on an annual basis if a dividend will be paid and the amount of the dividend. In evaluating the possible distribution of dividends, the Board considers, among other things, the level of the Company's earnings, its operating capital requirements, the current and prospective business and operating environment and alternative uses of any excess operating capital. This policy is subject to change at any time.

The number of common shareholders of record as of February 27, 1998, was 420.

Item 6.	SELECTED FINANCIAL DATA

Five Year Selected Financial Data
(In thousands except per share amounts)

At or for the years ended December 31, 1997	1996	1995	1994	1993
Statement of Operations Data:
Revenues
Principal transactions	$ 16,012	$  9,846	$13,224	$11,770	$14,122
Investment banking	14,924	12,822	7,840	14,092	9,232
Commissions	5,202	4,291	2,802	2,362	3,456
Interest and dividends	1,328	1,329	894	641	675
Other	       277	       222	    228	235	368
	Total revenues	  37,743	  28,510	  24,988	  29,100	   27,853
	Interest expense	       816	    1,096	     473	      200	127
	Net revenues	  36,927	  27,414	  24,515	  28,900	  27,726

Non-interest expenses
Compensation and benefits	21,349	18,831	15,235	15,526	15,358
Floor brokerage, exchange
and clearing fees	2,230	2,085	1,730	1,131	1,737
Communications	1,763	1,408	1,288	1,074	1,174
Professional fees	1,571	1,098	774	1,020	568
Occupancy, equipment rental
and depreciation	1,435	1,316	991	822	883
Advertising and market development	1,015	907	615	437	477
Other	    1,425	    1,412	1,016	1,010	744
	Total non-interest expenses   	  30,788	  27,057	21,649	21,020	  20,941

Income before provision
for income taxes             	6,139	357	2,866	7,880	6,785
Provision for income taxes	    2,274	97	1,078	3,114	    2,631

Net income	$ 3,865	$ 260	$ 1,788	$ 4,766	$4,154

Earnings per share
Basic	$  1.13	$ .02	$ .50	$  1.37	$ 1.12
Diluted 		$  1.09	$ .02	$ .50	$  1.32	$ 1.12

Weighted average shares
Basic	3,304	3,197	3,250	3,296	3,701
Diluted		3,537	3,522	   3,560	3,609	3,701

Selected Statement of Financial Condition Data:
Total assets 	$  56,592	$  36,947	$ 38,126	$20,396	$19,442
Total liabilities<F1>	    41,931	    25,778	26,040	7,915	7,248
Total stockholders' equity	    14,661	    11,169	12,086	12,481	12,194
Book value per share
- fully diluted	$  4.09	$  3.21	$ 3.40	$  3.52	$ 3.29
Cash dividends declared	$   .08	$   .20	$  .69	$   .91	$  .91

All share and per share information has been retroactively restated to reflect a 5% stock dividend declared on January 26, 1996 and paid on February 13, 1996.

<F1> Includes a subordinated loan with an outstanding balance of $7,000,000 at
December 31, 1997.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K, including but not limited to the Description of Business section, contains "forward-looking" statements. Ryan, Beck & Co. ("the Company") is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

The Company's ability to predict projected results or to predict the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider certain factors, including competition for clients; market conditions regarding buyers and sellers of securities; legal and regulatory developments and market and regulatory conditions relating to public offerings, underwritings, mergers and acquisitions and municipal bonds and other factors discussed herein, because such factors in some cases have affected and in the future (together with other factors) could affect, the ability of the Company to achieve its anticipated results and may cause actual results to differ materially from those expressed herein.

Overview

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto presented elsewhere herein. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

Ryan, Beck & Co., Inc. is a boutique investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt, bank equity and debt securities. The Company provides investment banking, research and financial advisory services to the financial services industry, with a focus on corporate finance and merger related services. The Company also offers a general securities brokerage business with investment and insurance products for retail and institutional clients. The Company operates on a fully-disclosed basis through a clearing broker.

All aspects of the Company's business are highly competitive and impacted by regulatory, economic and other factors outside of its control, including, but not limited to, general economic and financial conditions, the volume and price levels of securities markets, the demand for investment banking services and interest rate changes and volatility. In addition, a significant portion of the company's expenses, including salaries and benefits, occupancy and communications, are relatively fixed and do not vary with market activity. Consequently, operating results of the Company fluctuate, and therefore, the results of any individual period should not be considered representative of future performance.

The last several years were highly profitable for the securities industry and for many individual investors as well. Declining interest rates, together with corporate profit growth, led to increased investor activity, propelling stock prices to record highs. During 1997, the Dow Jones Industrial Average ("DJIA") climbed 25.1% while the National Association of Securities Dealers Automated Quotation System ("NASDAQ") average added a 21.5% gain. Bank and thrift stocks, in particular, were in favor with investors and participated in the increase as reflected
in the NASDAQ Bank Composite Index, which rose 63.9% in 1997.   In
addition, for 1996 the DJIA rose 24.5% while the NASDAQ Bank Composite Index rose 26.2%. Mutual funds continued to attract strong inflows of cash, directed primarily at domestic equity funds. Bonds also provided some of the highest returns on record to fixed-income investors owing in part to declining interest rates.

Business Combination

On February 9, 1998, the Company entered into a definitive agreement with BankAtlantic Bancorp, Inc. ("BankAtlantic"), whereby all of the Company's outstanding common shares would be acquired by BankAtlantic in an exchange for BankAtlantic's Class A Common Stock. The agreement establishes a fixed exchange ratio of .761 shares of BankAtlantic Class A Common Stock for each share of the Company's common stock. The agreement, when consummated, also will establish an incentive and retention pool, under which shares of BankAtlantic's Class A common stock equal in the aggregate to approximately 20% of the aggregate value of the shares of Class A Common Stock issued in the merger (excluding options issued in the merger in exchange for other options and excluding shares of Class A Common Stock issued in the merger in exchange for shares of Company Common Stock which were issued by the Company after February 9, 1998) and the value of the shares dedicated to the retention pool will be allocated to key employees of the Company and the allocated shares, subject to certain exceptions, will be distributed after four years to an employee who remains with the Company for that period.

The BankAtlantic agreement is subject to the receipt of all regulatory approvals and approval of the stockholders of the Company at a stockholders meeting. The Company expects that the transaction will be closed during the second quarter of 1998, and thereafter, the Company will operate as an autonomous independent subsidiary of BankAtlantic. If consummated, the transaction would constitute a change in control under certain Company stock plans and, as a result, under those plans which mandate an acceleration of vesting in the event of a change of control, all outstanding restricted stock grants of the Company will become fully vested. In addition, it is anticipated that the merger transaction would trigger a change in control provision in one employment contract of a senior executive and board member which will lead to a pre-tax charge to compensation expense of $780,000 upon consummation of the transaction. The Long-Term Stock Incentive Plan, adopted December 11, 1997 (see Note 13 to the Consolidated Financial Statements), does not mandate acceleration of vesting and no such acceleration will occur.

Statement of Financial Condition

Cash and cash equivalents increased by $7,393,000 to $7,406,000 from $13,000. This increase reflects a $7,000,000 investment in a short term money market fund. This investment represents the remaining portion of a $20,000,000 subordinated loan. On January 2, 1998, this investment was used to retire the then outstanding principal balance of the subordinated loan (see Notes 1 and 8 to the Consolidated Financial Statements).

Securities owned increased by $10,200,000 to $43,989,000 from $33,789,000. This increase represents an increase in tax-exempt securities of $14,588,000, which was partially offset by a decrease in taxable securities of $3,803,000. The increase in tax-exempt securities was primarily due to the Company's participation in several new competitive underwritings issued by municipalities in the State of New Jersey. It was the Company's strategy to increase its tax-exempt portfolio to capitalize on anticipated strong demand for municipal bonds in January of 1998 due to reinvestment money coming into the marketplace. This overall increase in securities owned was largely financed by the loan from the clearing broker (see Notes 3 and 5 to the Consolidated Financial Statements).

Property and equipment, net, increased by $2,496,000 to $2,867,000 from $371,000 due to purchases of furniture and equipment and leasehold improvements at the Company's new headquarters in Livingston, New Jersey and at its new satellite office in Shrewsbury, New Jersey.
These additions were largely financed by a bank note payable (see Note 7 to the Consolidated Financial Statements).

During 1997, the Company redeemed all of its outstanding Cumulative Convertible Preferred, Series A stock. Proceeds to the ESOP from the redemption of 76,554 shares were used to retire the then outstanding ESOP loan balance (see Notes 9 and 13 to the Consolidated Financial Statements).

Total stockholders' equity increased by $3,492,000 to $14,661,000 from $11,169,000. This increase is primarily due to net income of $3,865,000, proceeds from the Employee Restricted Stock Purchase Plan of $951,000, and the purchase of $579,000 of common stock by the Company's ESOP. These transactions were partially offset by the redemption of its Cumulative Convertible Preferred stock of $2,018,000 (see Notes 9 and 13 to the Consolidated Financial Statements).

Results of Operations

For the year ended December 31, 1997, the Company reported net income of $3,865,000, or $1.09 per diluted share, compared with net income of $260,000, or $.02 per share, in 1996 and $1,788,000, or $.50 per share, in 1995. Net income for the year ended December 31, 1996, exclusive of one-time after-tax charges, was $1,341,000, or $.36 per share.

Revenues

Total revenues during 1997 increased $9,233,000, or 32.4%, to $37,743,000 from $28,510,000 in 1996. Revenues were strong in 1997 with individual record levels attained from investment banking and commission income. Total revenues in 1996 increased $3,522,000, or 14.1%, to $28,510,000 in 1996 from $24,988,000 in 1995.

Revenues from Principal Transactions

The Company effects certain transactions with its clients by acting as principal and, therefore, seeks to maintain inventories primarily of bank and thrift equity securities and fixed income securities to satisfy investor demand. Realized and unrealized gains and losses may result from holding securities positions for resale to investors and are included in principal transaction revenue.

Revenues from principal transactions increased by $6,166,000, or 62.6%, to $16,012,000 for the year ended December 31, 1997 from $9,846,000 in 1996. This increase was primarily due to increases of $5,178,000 from trading equity securities. The increase in trading revenue from equity securities reflects the continued strong performance of bank and thrift
stocks.   Revenues from the trading of taxable and tax-exempt debt
securities also increased by $762,000 and $226,000 respectively, due primarily to improved interest rate risk management strategies and favorable market conditions.

Revenues from principal transactions decreased $3,378,000, or 25.5%, to $9,846,000 for the year ended December 31, 1996 from $13,224,000 in 1995. This decrease can be attributed to decreases of $2,111,000 from trading tax-exempt securities and $1,527,000 from trading taxable debt securities, which were partially offset by an increase of $260,000 from trading equity securities. The decrease in trading revenues attributable to tax-exempt and taxable debt securities reflected an extraordinarily volatile bond market and the continued compression of underwriting spreads in municipal securities. In addition, trading revenues were adversely affected by costs associated with implementing an interest rate risk management strategy.

Revenues from Investment Banking

The Company derives investment banking revenue by underwriting debt and equity offerings of securities for banks and thrifts and underwriting tax-exempt securities for governmental entities. The Company provides financial advisory services to financial services companies in connection with capital formation, strategic planning, branch sales, mergers and acquisitions (including appraisals and fairness opinions), shareholder/ investor issues and financial management.

Revenues from investment banking services rose $2,102,000, or 16.4%, to a record of $14,924,000 for the year ended December 31, 1997 from $12,822,000 in 1996. Fees from underwriting equity securities rose $5,017,000 to $7,828,000, reflecting strong demand by banks and thrifts seeking additional regulatory capital through the issuance of trust preferred securities. During 1997, the Company acted as manager or co-manager of ten trust preferred securities offerings, which raised approximately $401,050,000 in new capital for financial institutions. The Company managed or co-managed a total of twelve public offerings and private placements which raised in excess of $547,000,000 for bank and thrift clients. In addition, the Company underwrote over $33,600,000 of Unit Investment Trusts. Revenue from tax-exempt underwritings increased by $251,000 to $1,298,000, due to both an increase in the size and number of offerings that the Company managed or co-managed and due to a more favorable interest rate environment. Fees from underwriting taxable debt securities increased by $515,000 to $2,055,000, due to a large convertible debt offering completed in 1997. Partially offsetting these increases was a decrease in consulting, placement and valuation fees of $3,681,000 to $3,743,000. This decrease was primarily due to a reduction in revenues related to thrift conversions and mutual holding company formations and, to a lesser extent, a reduction in merger and acquisition fees. The Company expects future revenues resulting from thrift conversions and mutual holding company formations could be volatile because of increased competition and a smaller universe of mutual institutions. The Company expects that 1998 underwriting revenue will decline from that recorded in 1997. Although there can be no assurances that it will be successful, the Company is attempting to diversify its revenue sources into related financial service companies.

Revenues from investment banking services increased $4,982,000, or 63.5%, to $12,822,000 for the year ended December 31, 1996 from $7,840,000 in 1995. This increase was due to a $2,930,000 increase in revenues related to consulting, placement and valuation fees, an increase in revenue from underwriting equity securities of $834,000 and an increase in revenue from underwriting taxable and tax-exempt debt securities of $1,084,000 and $134,000, respectively. The increase in consulting, placement and valuation fees resulted from an increase in revenues related to thrift conversions and merger and acquisition advisory fees. The increase in revenues during 1996 from thrift conversions, including mutual holding company formations, is a result of the greater size of the transactions which closed during 1996 as compared to 1995. Additionally, fee income from merger and acquisition advisory services was significantly higher during 1996 as compared to 1995. This was a result of a larger number of merger and acquisition transactions during the 1996 period and the greater size of the transactions versus 1995.

Commission Income

Commission income increased $911,000, or 21.2%, to a record $5,202,000 for the year ended December 31, 1997 from $4,291,000 in 1996. The increase in revenues is primarily due to an increase in equity commissions of $558,000 and an increase of $353,000 in mutual fund commissions. This increase is reflective of continued strong demand for equity securities and mutual funds, as well as a larger sales force. Additionally, the Company has established a number of strategic alliances with mutual fund sponsors which has resulted in a larger selection of mutual funds for its customers.

Commission revenue increased $1,489,000, or 53.1%, to $4,291,000 in 1996 from $2,802,000 in 1995. The increase in revenues was primarily due to an increase in equity commissions of $1,119,000 and in mutual fund commissions of $370,000. These increases were mainly attributable to increased retail trading activity and higher mutual fund sales due to greater investor demand and selection of mutual funds.

Expenses

Interest Expense

Interest expense decreased $280,000, or 25.5% to $816,000 for the year ended December 31, 1997 from $1,096,000 in 1996. This decrease reflects lower average borrowings from the Company's clearing broker, as a result of lower inventory levels and lower average interest rates.

Interest expense increased $623,000 or 131.7% to $1,096,000 for the year ended December 31, 1996 from $473,000 in 1995. This increase was due to higher average borrowing levels from the Company's clearing broker which were partially offset by lower interest rates.

Non-interest Expense

Total non-interest expenses increased $3,731,000, or 13.8%, to $30,788,000 for the year ended December 31, 1997 from $27,057,000 in 1996. This increase is primarily attributed to an increase in compensation and benefits of $2,518,000, an increase in professional fees of $473,000 and an increase of $355,000 in communication expenses. In addition, floor brokerage, exchange and clearance fees increased by $145,000, and occupancy and equipment expense increased by $119,000. The increase in compensation and benefits is mainly attributable to an increase in commission expenses of $3,052,000 which were primarily associated with the sale of equity and debt underwritings and the two
Unit Investment Trusts.   In addition, an increase in staffing levels
and bonus expense related to increased incentive compensation payments, reflecting the Company's 1997 performance partially offset the impact of non-recurring pre-tax charges of $1,327,000 in 1996. In 1996, one-time pre-tax charges of $1,327,000 were incurred as a result of severance payments related to the resignation of two senior executives and Board members. The increase in professional fees is due to recruiting costs associated with the Company's plan of enhancing and expanding its research and corporate finance departments, as well as various other activities throughout the year. The increase in communication expense is due to additional quotation, telephone and postage expenses associated with a larger sales force. The increase in floor brokerage, exchange and clearance fees is due to an increase in trade volume. The increase in occupancy and equipment expense is due to the Company moving to a larger and more modern headquarters, as well as the opening of the Shrewsbury, NJ and Chicago, IL offices.

Total non-interest expenses increased $5,408,000, or 25.0%, to $27,057,000 for the year ended December 31, 1996 from $21,649,000 in 1995. This increase is primarily attributed to an increase in compensation and benefits of $3,596,000, an increase of $355,000 in floor brokerage and clearing fees and an increase of $325,000 in occupancy and equipment expense. In addition, increases in advertising and market development, professional fees and other expenses of $292,000, $324,000 and $396,000, respectively, contributed to the overall increase in total non-interest expenses. The increase in compensation and benefits is partially attributable to one-time pre-tax charges of $1,327,000 as a result of severance payments related to the resignation of two senior executives and Board members. In addition, increases in commission expense, salary and bonus expense are consistent with higher investment banking and commission revenues, as well as an increase in the number of employees. The increase in advertising and market development is primarily due to an increase in printing and promotional expenses. The increase in professional fees is due to expenses associated with a pre-tax charge of $83,000 for an abandoned debt offering, as well as additional legal expenses and consulting fees associated with the Company's relocation of its headquarters in 1997. The increase in other operating expenses is primarily the result of a one-time pre-tax charge of $200,000 for incidental expenses related to the relocation of the Company's headquarters and an increase in other expenses. The increase in floor brokerage, exchange and clearance fees is a result of an increase in trade volume. The increase in occupancy and equipment expense is mainly attributed to a pre-tax charge of $192,000 to write off leasehold improvements and equipment as part of the Company's plan to move its headquarters.

Year 2000

The Company is aware of the Year 2000 challenges facing the securities industry. The Company has begun identifying all internal and external processes, services and vendors that will be impacted, and will develop testing strategies and contingency plans. Management has not determined what the cost associated with implementing all necessary changes for the Year 2000 conversion will be, but it does not expect the cost to be material to the Company's results of operations, financial condition or cash flows.

Because of the critical nature of the relationship with the Company's clearing broker, the Company will develop criteria for testing the clearing broker's plans, contingencies and efforts towards Year 2000 compliance. The Company will design a method by which to evaluate the clearing broker's readiness. Management has been informed by the clearing broker that all applications will be year 2000 compliant by December 31, 1998. User testing is scheduled for the first quarter of 1999.

Management believes that the Company has taken all reasonable precautions to ensure a smooth transition. However, like all securities firms, the Company's brokerage business is highly dependent on outside service providers and, as such, any problems encountered could potentially have a material adverse effect on the Company's activities and, accordingly, its results of operations, financial condition and cashflows.

Liquidity

As of December 31, 1997, the Company's Consolidated Statement of Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of assets which are readily convertible into cash. The Company's securities positions in its trading accounts (both long and short) are, in large part, readily marketable.

The Company finances its business through the use of available capital and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow additional funds on a secured short-term basis from its clearing broker. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral. At December 31, 1997, the interest rate for such funds was 7.25%.

On June 11, 1997, the Company secured a commitment for a $2,000,000 revolving credit facility to finance the Company's working capital needs. The facility is secured by the Company's certificate of deposit inventory maintained with its clearing broker in an amount which is at least 105% of the outstanding loan amount. Loans under this facility accrue interest at a rate equal to the LIBOR rate plus 100 basis points (30, 60 and 90 day interest periods are available). At December 31, 1997, there were no borrowings under this facility.

Effects of Inflation

Because the Company's assets are largely liquid, and because securities inventories are carried at current market values, the impact of inflation is reflected in its consolidated financial statements. However, the rate of inflation also affects expenses such as employee compensation, rent, and communications, and such effects may not be readily recoverable through increased commission rates, trading profits or fees. To the extent that inflation has other adverse effects on prices and activities in the securities markets and, in particular, on interest rate conditions in the credit markets, it may adversely affect the Company's financial position and results of operations.

Subsequent Events

On February 9, 1998, the Company entered into an agreement to acquire for stock and cash Cumberland Advisors, a New Jersey based money manager with approximately $400 million under management. In the transaction, the Company also acquired Cumberland Consulting, a financial advisor to state and local governmental units. The Company paid approximately $1.3 million in cash and issued 167,742 shares of common stock. The agreement contains provision for contingent payments and future earn out payments should certain performance goals be met over the next three years, as well as for recapture of a portion of the shares issued if performance goals are not met. This transaction was consummated on February 27, 1998.

On January 28, 1998, the Company made an investment of $1,861,000 in 8% Cumulative Convertible Preferred Stock, Series A of a New Jersey based financial institution specializing in mortgage servicing. In accordance with Rule 15c3-1, this investment is considered a non-allowable asset and, as such, reduces net capital by the full amount of the investment.

On January 2, 1998, the Company repaid the outstanding temporary subordinated loan obligation of $7,000,000. On January 31, 1998, the Company's regulatory net capital was approximately $7,363,000, which exceeded minimum net capital rule requirements by $6,363,000.


 Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Ryan, Beck & Co., Inc. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ryan, Beck & Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1995 were audited by other auditors whose report, dated February 5, 1996, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ryan, Beck & Co., Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
February 20, 1998

RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         		December 31,
	1997		1996
ASSETS
Cash and cash equivalents		$  7,406	$         13
Cash segregated under federal and other regulations	8	17
Receivable from:
 Brokers and dealers		52	25
 Accrued revenues		216	225
 Other		366	371
Securities owned, at market value 		43,989	33,789
Prepaid income taxes		-	950
Deferred income taxes		1,056	830
Property and equipment, at cost, less
  accumulated depreciation and amortization		2,867	371
Other assets		632	356

Total assets 		$  56,592	$  36,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to clearing broker		$  22,874	$   15,375
Securities sold, but not yet purchased,
at market value		3,120	5,424
Accrued employee compensation and benefits		3,381	2,249
Accounts payable and other accrued expenses 		2,739	2,192
ESOP loan obligation		-	          538
Bank note payable		1,926	-
Income taxes payable		        891	             -

Total liabilities		   34,931	   25,778

Subordinated loan		     7,000	             -

Stockholders' equity:
 Preferred stock - $.10 par value
     Authorized:  2,000,000 shares
     Issued: 0 and 397,948 shares in 1997 and 1996	-	40
 Common stock - $.10 par value
     Authorized:  30,000,000 shares
     Issued:  3,676,691 and 3,253,695 shares
	in 1997 and 1996		368	325
 Additional paid-in capital		11,602	11,875
 Retained earnings			3,724	246
 Treasury stock, at cost, 88,000 common shares
	in 1997 and 1996		(624)	(624)
 Unearned compensation - restricted stock grants	(409)	(173)
 Unearned ESOP compensation		-	         (520)
Total stockholders' equity	  	14,661	      11,169

Total liabilities and stockholders' equity 		$   56,592	   $    36,947

See notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (IN THOUSANDS, EXCEPT PER SHARE DATA)

         	Year Ended December 31,
                                     	1997	1996	1995
Revenues:
  Principal transactions          	$  16,012	$   9,846	$  13,224
  Investment banking                   	14,924	12,822	7,840
  Commissions                          	5,202	4,291	2,802
  Interest and dividends               	1,328	1,329	894
  Other                                  	277	        222	        228
     Total revenues                   	   37,743	   28,510	   24,988
     Interest expense	        816	     1,096	        473
     Net revenues	   36,927	   27,414	   24,515

Non-interest expenses:
  Compensation and benefits 	21,349	18,831	15,235
  Floor brokerage, exchange and clearance fees               	2,230
	2,085	1,730
  Communications                       	1,763	1,408	1,288
  Professional fees	1,571	1,098	774
  Occupancy, equipment rental
  and depreciation             	1,435	1,316	991
  Advertising and market development	1,015	907	615
  Other	     1,425	     1,412	     1,016

     Total non-interest expenses         30,788		   27,057	   21,649

Income before provision for income taxes  	6,139	357	2,866

Provision for income taxes	     2,274	         97	      1,078

Net income                           	$   3,865	$     260	$    1,788

Earnings per common share:
     Basic	$     1.13	$      .02	$        .50
 	   Diluted 	$     1.09	$      .02	$        .50

Weighted average number of  shares:
     Basic	3,304	3,197	3,250
     Diluted	3,537	3,522	     3,560

See notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (IN THOUSANDS EXCEPT SHARE DATA)
					Unearned	Unearned		Total
			Additional 		Compensation	ESOP		Stock-
	Common	Preferred	Paid-in  	Retained	Restricted   	Compen-	Treasury	holders'
	Stock 	Stock	Capital 	Earnings	Stock Grants 	sation	Stock	Equity

Balance at January 1, 1995	$  308	$  44	$ 10,907	$ 2,547	$ (488) 	$ (837)	$   -	$12,481
Tax related benefit from stock
  transactions with employees	-	-	16	-	-	-	-	16
Unearned compensation
  restricted stock grants	-	-	-	-	(167)	-	-	(167)
Amortization of restricted
  stock grants - unearned
  compensation	-	-	-	-	254	-	-	254
Amortization of ESOP unearned
  compensation	-	-	30	-	-	180	-	210
Conversion of preferred stock
  to common stock(33,325 shares)	3	(3)	-	-	-	-	-	-
Treasury stock purchases
  (13,618 shares)	-	-	-	-	-	-	(91)	(91)
Net income	-	-	-	1,788	-	-	-	1,788
Cash dividends declared: common	-	-	-	(2,226)	-	-	-	(2,226)
    preferred	 	        -	        -	         -	      (179)	        -	         -	-	(179)
5% stock dividend declared on
 January 26, 1996	      16	        -	     1,096	   (1,112)	-	-	- 	   -
Balance at December 31, 1995	    327	     41	   12,049	       818	    (401) 	    (657)	     (91)	  12,086
Retirement of 19,393 shares of
    common stock	(2)	-	(127)	-	-	-	129	-
Forfeiture of restricted
  stock grants(10,347 shares)	(1)	-	(58)	-	59	-	-	-
Unearned compensation -
   restricted stock grants	-	-	-	-	(175)	-	-	(175)
Amortization of restricted stock
   grants unearned compensation	-	-	-	-	344	-	-	344
Amortization of ESOP
   unearned compensation	-	-	11	-	-	137	-	148
Conversion of preferred stock
   to common stock (12,907
   shares)	1	(1)	-	-	-	-	-	-
Treasury stock purchases
  (93,475 shares)	-	-	-	-	-	-	(662)	(662)
Net Income	-	-	-	260	-	-	-	260
Cash dividends declared: common 	-	-	-	(642)	-	-	-	(642)
  preferred		-	        -	-	     (190)	 -	-	-	      (190)
Balance at December 31, 1996	  325	   40	 11,875	     246	  (173)	  (520)	 (624)	11,169
Shares issued under Employee
  Restricted Stock Purchase
  Plan (221,038 shares)	22	-	1,166	-	(237)	-	-	951
Shares issued under Discretionary
  Incentive Bonus Program
  (37,601 shares)	4	-	255	-	-	-	-	259
Cancellation of restricted
  stock grants (20,970 shares)	(2)	-	(111)	-	113	-	-	-
Unearned compensation -
   restricted stock grants
   (43,439 shares)	5	-	186	-	(249)	-	-	(58)
Amortization of restricted
  stock grants - unearned
  compensation	-	-	-	-	137	-	-	137
Conversion of Preferred stock to
   Common stock (33,660 shares)	3	(3)	-	-	-	-	-	-
Redemption of Preferred stock
  (364,288 shares) 	-	(37)	(2,423)	-	-	442	-	(2,018)
Amortization of ESOP
   unearned compensation	-	-	-	-	-	78	-	78
Shares purchased by ESOP
  (89,399 shares)	9	-	570	-	-	-	-	579
Shares issued through exercise
  of stock options
  (21,500 shares)	2	-	84	-	-	-	-	86
Net Income	-	-	-	3,865	-	-	-	3,865
Cash dividends declared: common	-	-	-	(258)	-	-	-	(258)
  preferred	       -	      -	           -	    (129)	-	-	-	 (129)
Balance at December 31,
  1997	$ 368	$   -	$11,602	$ 3,724	$ (409)	$   -	$(624)	$14,661


See notes to consolidated financial statements.

RYAN, BECK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	1997	1996	1995
Cash flows from operating activities:
	Net income                                     	$   3,865	$     260	$   1,788
	Noncash items included in net income:
	Depreciation and amortization           	413	575	289
	Amortization of restricted stock grants	137	344	254
	Amortization of ESOP unearned compensation	78	148	210
	Deferred income taxes	(226)	(196)	(201)
	Increase (decrease) in allowance for doubtful accounts 	60	-	(10)

	(Increase) decrease in operating assets:
	Cash segregated under federal and other regulations	9	(6)	-
	Receivables:
		Brokers and dealers	(27)	884	(867)
    Accrued revenues	9	(115)	(59)
   	Other 	(55)	(69)	66
  	Securities owned, at market value 	(10,200)	909	(16,010)
  	Prepaid income taxes 	950	(722)	(228)
  	Other assets 	(276)	104	(219)

Increase (decrease) in operating liabilities:
	Payable to clearing broker	7,499	(805)	14,896
	Securities sold, but not yet purchased, at market value 	(2,304)	(385)	4,918
	Accrued employee compensation and benefits	1,132	551	(465)
	Accounts payable and other accrued expenses	547	514	218
	Income taxes payable 	       891	            -	   (1,271)

	Net cash provided by operating activities	    2,502	    1,991	    3,309

Cash flows from investing activities -
	Capital expenditures, net 	   (2,909)	       (243)	       (484)

Cash flows from financing activities:
	Proceeds from bank note payable	2,000	-	-
	Principal repayments of bank note payable	(74)	-	-
	Proceeds from subordinated loans	25,000	-	-
	Principal repayments of subordinated loans	(18,000)	-	-
	Redemption of preferred stock,
    net of unearned compensation	(2,018)	-	-
	Common stock repurchased for restricted stock grants 	(58)	(175)	(167)
	Proceeds from shares issued under
	  Employee Restricted Stock Purchase Plan	951	-	-
	Purchase of common stock by ESOP	579	-	-
	Principal repayments of ESOP obligation  	(538)	(137)	(171)
	Proceeds from the exercise of stock options	86	-	-
	Common stock issued under Discretionary Incentive
		Bonus Program	259	-	-
	Purchase of Treasury Stock	-	(662)	(91)
	Tax related benefit from stock transactions with employees	-	-	16
	Dividends paid: common	(258)	(642)	  (2,226)
 		preferred		       (129)	      (190)	      (179)
	Net cash provided by (used in) financing activities 	     7,800	    (1,806)	   (2,818)
Net increase (decrease) in cash 	7,393	(58)	7

Cash and cash equivalents at beginning of year	          13	         71	         64

Cash and cash equivalents at end of year	$   7,406	$       13	$       71
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest	$    799	$  1,043	$    462
   Income taxes	947	1,001	2,976


See notes to consolidated financial statements.


RYAN, BECK & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Ryan, Beck & Co., Inc. (the "Company") is a boutique investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt, bank equity and debt securities. The Company provides investment banking, research and financial advisory services to the financial services industry, with a focus on corporate finance and merger related services. The Company also offers a general securities brokerage business with investment and insurance products for retail and institutional clients. The Company operates on a fully-disclosed basis through a clearing broker.

The Company, like other securities firms, is affected by economic and political conditions. Additionally, a substantial portion of the operations of the Company is subject to developments affecting financial institutions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Recognition of Revenues

Securities transactions (and related revenues and expenses) are recorded on a trade date basis. Selling concessions, consulting fees, management fees and underwriting fees, less related expenses, are recorded in income as earned. All securities owned and sold, but not yet purchased by the Company are valued at market, which results in unrealized gains and losses being reflected in current earnings.

Investment banking revenues include gains, losses and fees, net of syndicate expense, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services.

Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized.


Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. At December 31, 1997, $7,000,000 is classified as cash and cash equivalents and is invested in a short term money market fund. There were no money market positions at December 31, 1996.

Property and Equipment

Depreciation of property and equipment is provided for either on a straight-line or declining balance basis using estimated useful lives of three to ten years for financial statement purposes. Accelerated depreciation methods are generally used for federal income tax purposes. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years' consolidated financial statements to conform with the current year's presentation.

Note 2 - Business Combination

On February 9, 1998, the Company entered into a definitive agreement with BankAtlantic Bancorp, Inc. ("BankAtlantic"), whereby all of the Company's outstanding common shares would be acquired by BankAtlantic in an exchange for BankAtlantic's Class A Common Stock. The agreement establishes a fixed exchange ratio of .761 shares of BankAtlantic Class A Common Stock for each share of the Company's Common Stock. Based upon the closing price of BankAtlantic Bancorp on February 9, 1998, the value of the agreement to stockholders of the Company was $9.75 per share, for an aggregate consideration of approximately $38.1 million. The agreement, when consummated, also will establish an incentive and retention pool, under which shares of BankAtlantic's Class A Common Stock equal in the aggregate to approximately 20% of the total value of the shares of Class A Common Stock issued in the merger (excluding options issued in the merger in exchange for other options and excluding shares of Class A Common Stock issued in the merger in exchange for shares of Company Common Stock which were issued by the Company after February 9, 1998) and the value of the shares dedicated to the retention pool will be allocated to key employees of the Company and the allocated shares, subject to certain exceptions, will be distributed after four years to an employee who remains with the Company for that period.

The BankAtlantic agreement is subject to the receipt of all regulatory approvals and approval of the stockholders of the Company at a stockholders meeting. The Company expects that the transaction will be closed during the second quarter of 1998 and thereafter the Company will operate as an autonomous independent subsidiary of BankAtlantic. If consummated, the transaction would constitute a change in control under certain Company stock plans and, as a result, under those plans which mandate an acceleration of vesting in the event of a change of control, all outstanding restricted stock grants of the Company will become fully vested. The Long-Term Stock Incentive Plan, adopted December 11, 1997 (see Note 13), does not mandate acceleration of vesting of options and no such acceleration will occur.

Note 3 - Securities Owned, at Market Value

Securities in the Company's trading account consist of the following:

	December 31,
	1997	1996
		(In Thousands)
	Debt obligations:
	States and municipalities	$32,549	$17,962
	Corporations  	1,368	5,195
	U.S. Government and
	agencies	                372	2,035
	Corporate equity	9,675	8,572
	Other	           25	25

	     Total	$43,989	$33,789


Note 4 - Property and Equipment

Property and equipment, stated at cost, consist of the following:

	December 31,
	1997	1996
		 (In Thousands)
	Office furniture and equipment	$2,521	$2,543
	Leasehold improvements	1,231	938
		3,752	 3,481
	Less:  Accumulated depreciation
		and amortization	885	       3,110

		$2,867	$371

Note 5 - Payable to Clearing Broker

In the ordinary course of business, primarily to finance its trading inventories, the Company borrows under an agreement with its clearing broker by pledging securities owned as collateral. At December 31, 1997 and 1996, the balances due the clearing broker were approximately $22,874,000 and $15,375,000, respectively. At December 31, 1997, the interest rate paid on this borrowing was 7.25%.

Note 6 - Securities Sold, But Not Yet Purchased

Securities sold, but not yet purchased consist of the following:

	December 31,
	1997	1996
	(In Thousands)

	Debt obligations:
	States and municipalities	$    -	$   128
	Corporations	3	274
	    U.S. Government and agencies	-	       134
            Corporate equity	3,117	    4,888
	Total                        	$3,120	$ 5,424

Securities sold, but not yet purchased are a part of the Company's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should the Company be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

Note 7 - Bank Note Payable

On June 11, 1997, the Company entered into an agreement with a bank for a $2,000,000 loan facility to finance construction, leasehold improvements, furniture and telephone and computer equipment for its Livingston and Shrewsbury offices. Beginning on November 1, 1997, the outstanding balance is payable in 54 equal and consecutive monthly payments of principal plus interest at a fixed rate of 7.56%. The loan is collateralized by property and equipment with a net book value of $2,758,000 at December 31, 1997. At December 31, 1997, the balance due under this bank loan was $1,926,000.

Note 8 - Subordinated Borrowings

At December 31, 1997, the Company had outstanding a $7,000,000 temporary subordinated loan from a bank at the Federal funds rate plus 100 basis points. This loan was required to maintain sufficient net capital for open contractual commitments in accordance with the Securities and Exchange Commission's ("SEC") Rule 15c3-1. Under applicable regulations, the Company is limited to three temporary subordinated loans in any rolling 12 month period. This loan was the Company's second temporary subordinated loan since October 14, 1997 and, therefore, the Company is limited to one additional temporary subordinated loan until after October 13, 1998. This loan matured and was repaid on January 2, 1998.

Note 9 - Preferred Stock

On September 11, 1997, the Company redeemed all of its 364,288 shares of outstanding Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Shares") at a price per share of $6.75 plus accrued dividends, for an aggregate cost of approximately $2,502,000.

The Company's Employee Stock Ownership Plan ("ESOP") held approximately 73,339 allocated and 76,554 unallocated Series A Preferred Shares. The ESOP used the proceeds upon redemption to repay an outstanding loan of approximately $469,000, and to purchase 89,399 shares of newly issued common stock for approximately $579,000. Of the 89,399 newly issued common shares, 77,005 were allocated to participants based on their December 31, 1996 account balance and the remaining shares were allocated based on 1997 compensation.

The Company has authorized 2,000,000 shares of Series A Preferred
Stock. At December 31, 1997, the Company had no Series A Preferred Stock outstanding.

Note 10 - Income Taxes

The provision (benefit) for income taxes consists of:

		Year Ended December 31,
	1997	1996 	1995
	(In Thousands)

	Current Provision:
	     Federal              $ 1,860		$  193	$   929
	     State and local          640	      	100	       350
	2,500	      293	    1,279
	Deferred Benefit:
	     Federal                 	(171)	(152)	(152)
	     State and local	(55)	       (44)	(49)
	      (226)	     (196)	      (201)
	          Total	$    2,274	$   97 	$1,078

The provision (benefit) for income taxes is reconciled to amounts computed by applying the federal corporate tax rate of 34% to income before income taxes as follows:

         		Year Ended December 31,
	1997	1996 	1995
	(In Thousands)


	Tax provision at federal
	statutory rate	$  2,087	$   121	$   974
	State and local income taxes,
	  net of federal income
	  tax benefit 	399	37	230
	Net reduction relating to
	  interest income on state and
	  municipal government
	  obligations	(99)	(118)	(135)
	Other, net	    (113)		57	9
	$  2,274	$   97	$ 1,078

The tax effects of the principal temporary differences resulting in a deferred income tax asset are as follows:

	Year Ended December 31,
	1997	1996
	(In Thousands)
	Deferred compensation -
	     Restricted stock grants	$   (125)	$  (204)
	     Postemployment benefits	(339)	(251)
	Accrued expenses	(687)	(338)
	Other, net	        95	      (37)
		$(1,056)	$  (830)

Note 11 - Regulatory Requirements

The Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4; which provides for the computation of net capital to be based on the number and price of issues in which markets are
made by the Company, not to exceed $1,000,000.   At December 31, 1997
and 1996, the Company's regulatory net capital was approximately $13,443,000 and $3,534,000, respectively, which exceeded minimum net capital rule requirements by $12,443,000 and $2,534,000, respectively.

The Company operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, the Company safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, the Company is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 1997.

Note 12 - Earnings per Common Share

In March 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which requires companies to present basic and diluted earnings per share (EPS), instead of primary and fully diluted EPS. Basic earnings per share are computed by deducting preferred dividends from net income in order to determine net income attributable to common stockholders. This amount is then divided by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and preferred stock assumed converted to common stock. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997. The Company adopted this standard and restated EPS for all prior periods reported.

The following table presents the computations of basic and diluted earnings per share:

		1997	1996	1995
Net income	$3,865	$  260	$1,788
Preferred stock dividends	   (129)	   (190)	   (179)
Net income applicable to
common stockholders	$3,736	$   70	$1,609

(in thousands)
Weighted-average common shares
outstanding	3,304	3,197	3,250
Effect of dilutive equivalents
	Preferred shares	233	320	303
	Employee stock options	        -	       5	       7
Total weighted-average
diluted shares	3,537	3,522	3,560
Basic earnings per share	$ 1.13	$   .02	$   .50
Diluted earnings per share	$ 1.09	$   .02	$   .50

Preferred stock shares of 99,263 and 125,851 in 1996 and 1995, respectively, which were unallocated and unreleased issued shares held by the ESOP trust (see Note 13), were excluded in computing diluted earnings per share amounts.

Note 13 - Employee Benefit Plans

Employee Stock Ownership Plan

The Company maintains a tax-qualified Employee Stock Ownership Plan
(ESOP) for all nonexcluded employees who meet the Company's eligibility and participation requirements. The ESOP purchased 150,000 shares of the Company's preferred stock at a cost of $994,000 using the proceeds of a loan utilizing the preferred shares as collateral. On September 11, 1997, the Company completed the redemption of the preferred stock and the proceeds from the redemption of 76,554 shares were used to retire the then outstanding ESOP loan. Preferred shares of 73,339 allocated to participants were converted to common shares at a conversion rate of 1.05 to 1. The Company made annual contributions to the ESOP equal to the ESOP's debt service, which totaled $69,000 prior to the loan being repaid on September 11, 1997 and $137,000 and $171,000 for the years ended December 31, 1996 and 1995, respectively. For each plan year during the duration of the loan, the number of shares committed to be released was based on a predetermined formula tied to the Company's debt service paid during the year.

Prior to the redemption of preferred shares, the debt of the ESOP was recorded as a liability and the shares pledged as collateral were reported as unearned ESOP shares in the statement of financial condition. As shares were committed to be released from collateral, the Company reported compensation expense equal to the current market price of the shares, and the shares became outstanding for earnings per share computations upon actual release and allocation to active employees.

Dividends on allocated ESOP shares were recorded as a reduction of retained earnings. ESOP related compensation expense for fiscal 1997, 1996 and 1995 was $78,000, $148,000 and $210,000, respectively.

Stock Option Plan

The Company has a Stock Option Plan under which 200,000 shares of common stock are reserved for issuance to officers and other key employees of the Company and are exercisable beginning one year from date of grant at various percentages expiring ten years from such date. The Stock Option Plan is administered by a committee of the Board of Directors.

Stock option activity under the current and all predecessor plans is as follows:

	1997	1996	1995
	Shares under options outstanding
	January 1	210,765	137,090	9,515
	Stock options granted at
	$7.20 - $7.38 per share	-	-	127,575
	Stock options granted at
	$4.00 - $7.00 per share	-	103,500	-
	Stock options granted
	at $4.13 - $7.50 per share	98,000	-	-
	Options exercised at
	$4.00 per share	(21,500)	-	         -
	Forfeited or canceled options
	at $7.00 - $7.20 per share	 (64,312)	(29,825)	 -

	Shares under options outstanding and
  	  exercisable at $3.02 -
	  $7.50 per share at December 31	222,953	210,765	137,090

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
25) in accounting for its stock option plans. Accordingly, as the plans provide fixed-cost stock options, under APB No. 25 no compensation cost has been recognized for the years ended December 31, 1997, 1996 and 1995. On a pro-forma basis, if the fair value of options granted had been charged to earnings, net income as recorded would have been reduced by $45,000, $33,000 and $5,000 in 1997, 1996 and 1995, respectively. Basic and diluted earnings per common share, respectively, as reported would have been reduced by $.01 in 1997 and 1996 and there would have been no change in 1995.

The fair value of each option grant was estimated on the date of the grant using a binomial option-pricing model with the following weighted average assumptions in 1997: quarterly dividends of $.01; expected volatility of 10%; risk-free interest rate of 5.78%; and, expected life of seven years.

Long-Term Stock Incentive Plan

On December 11, 1997, the Board of Directors adopted, subject to stockholder approval at the Company's annual meeting, a Long-Term Stock Incentive Plan under which stock options for up to 400,000 shares of common stock are reserved for issuance to directors, officers and other key employees of the Company. This plan replaced substantially similar plans under which no future grants will be made. Options for 203,000 shares have been allocated to certain directors, officers and employees at $6.875 per share. In addition, similar to predecessor plans, these options are exercisable beginning one year from the date of allocation at various percentages expiring ten years from such date. The Plan will be administered by a committee of the Board of Directors. In conjunction with the BankAtlantic transaction, it is anticipated that no additional options will be granted under this plan and that granted options will be converted to a proportionate amount of BankAtlantic options.

Additionally, the Plan provides for the award of up to 100,000 shares of restricted common stock for issuance to directors, officers and other key employees of the Company. No restricted stock grants have been made under this Plan, and, in accordance with the BankAtlantic merger agreement, it is anticipated that no shares will be granted under this portion of the Plan.

Restricted Stock Grant Plan

The Company's Restricted Stock Grant Plan provides for the award of up to $2,000,000 of the Company's common stock to certain key
employees and directors pursuant to the Plan terms.   Plan
participants are entitled to receive dividends and to vote their respective shares. Upon issuance of restricted stock, unearned compensation, equivalent to the market value of the shares awarded at the time of the grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse, generally over three years. The Company derives a tax deduction measured by the excess of the market value over the original cost of the grants at the time of vesting. The related tax benefit is credited to additional paid-in capital.

The Company awarded 43,439, 23,000 and 24,541 shares during the years ended December 31, 1997, 1996 and 1995, respectively. Compensation expense relating to this plan approximated $144,000, $344,000 (which includes a one-time pre-tax charge of $102,000 as a result of accelerated vesting upon the resignation of a former senior executive and Board member) and $254,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Employee Restricted Stock Purchase Plan

Effective August 2, 1997, the Company implemented the Ryan, Beck & Co., Inc. 1997 Employee Restricted Stock Purchase Plan (the "Restricted Stock Purchase Plan"). Under the Restricted Stock Purchase Plan, the Company matched 25% of all employee purchases. Employees purchased 176,840 shares of Common Stock from the Company and the Company received approximately $951,000 in cash proceeds from such purchases. As part of the matching grant under the Restricted Stock Purchase Plan, the Company also issued 44,198 shares of restricted common stock. Such shares vest over a three year period. Plan participants are entitled to receive dividends on and to vote their restricted shares. The Company accrued approximately $237,000 in connection with the matching grant of shares under the Restricted Stock Purchase Plan, which will be amortized over three years. The Company derives a tax deduction measured by the excess of the market value over the original cost of the grants at the time of vesting. The related tax benefit is credited to additional paid-in capital.

Discretionary Incentive Bonus Program

The Company has a Discretionary Incentive Bonus Program which provides for incentive compensation to salaried and hourly employees. Compensation is based on the Company's pre-tax income and attaining certain other performance goals. Beginning in December, 1997, if the employee's bonus exceeded $7,500, then 15% of the entire bonus was awarded in restricted shares of the Company's common stock. In conjunction with this program, the Company issued 37,601 shares of common stock.

Profit Sharing Plan/Savings Plan

The Company's qualified profit sharing plan includes a 401(k) savings plan covering all eligible employees. The Company makes contributions at its discretion within the allowable limits of the Plan. The Company's discretionary profit sharing contributions were $1,043,000, $929,000 and $629,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

	Postemployment Benefits

The Company records the costs of postemployment benefits paid before retirement, principally severance benefits (including health care coverage) provided under the terms of certain employment contracts with key officers, over the service lives of such employees. These contracts contain provisions that would entitle individual officers to receive a minimum of $150,000 to a maximum of $780,000 plus certain benefits (as applicable), depending on varying events such as, death, disability, voluntary or involuntary termination, change of control and liquidation.

Compensation expense charged to operations was $200,000, $1,270,000 and $47,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Included in the 1996 compensation expense are one-time pre-tax charges of $1,225,000 resulting primarily from the resignations of two former executives and board members. The largest potential liability would be in the event of a change of control. In conjunction with the BankAtlantic transaction, the change of control provision of one of the contracts is anticipated to be triggered, which will lead to a pre-tax charge to compensation expense of $780,000 upon consummation of the transaction.

Note 14 - Commitments and Contingencies

Litigation

The Company is involved in various legal actions, some of which involve claims for substantial amounts, arising in the normal course of its operations. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

Leases

The Company leases office space in various locations under noncancellable operating leases. In 1996, the Company entered into a new lease to relocate its headquarters in 1997. In connection therewith, one-time pre-tax charges of $192,000 (included in occupancy expense) and $200,000 (included in other expense), respectively, were recorded for the write-off of property and equipment and the incidental expenses related to abandonment and relocation.

At December 31, 1997, the future minimum rental commitments were as follows:

				Amount
	Year			    (In Thousands)
	1998 			$      751
	1999			690
	2000		          644
	2001		          631
	2002			594
	Thereafter			     3,093
			$	6,403

Certain leases contain renewal or purchase options, or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. Total office rental expenses charged to operations were approximately $886,000, $642,000 and $587,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

Revolving Credit Facility

On June 11, 1997, the Company secured a commitment for a $2,000,000 revolving credit facility (from a bank) to finance the Company's working capital needs. The facility is secured by the Company's certificate of deposit inventory maintained with the clearing broker in an amount which is at least 105% of the outstanding loan amount. Loans under this facility accrue interest at a rate equal to the LIBOR rate plus 100 basis points (30, 60 and 90 day interest periods are available). At December 31, 1997, there were no borrowings under this facility.

Note 15 - Financial Instruments

Off-Balance-Sheet Risk and Concentration of Credit Risk

The Company's customers' securities transactions are introduced on a fully-disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of the Company and is responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose the Company to off-balance-sheet risk, wherein the clearing broker may charge the Company for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. The Company seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and that customer transactions are executed properly by the clearing broker.

A significant portion of the Company's securities owned at market value are state and municipal obligations issued by the State of New Jersey or municipalities within that state. Substantially all of the corporate equity securities owned are instruments issued by banking and thrift institutions.

Fair Value

The financial instruments of the Company are reported in the consolidated statement of financial condition at market or fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Derivatives

Beginning in the third quarter of 1996, the Company began implementing a hedging strategy in its fixed-income trading activities as part of its overall interest rate risk management strategy. The Company uses temporary positions in U.S. Treasury futures as well as cash positions in U.S. Treasury securities sold, but not yet purchased in an effort to manage its interest rate risk and protect the profit margins associated with the trading of its fixed-income securities owned. These contracts and short positions expose the Company to off-balance-sheet risk of accounting loss in the event that the changes in interest rates, and thus the value of the futures contracts and short positions, do not closely correlate with the changes in the value of the Company's fixed-income securities owned. Gains and losses on the derivative futures contracts used in trading activities are recognized currently in principal transaction revenue. For 1997, the average for both the asset and liability fair value approximated $3,000. For the four months of 1996 in which the futures contracts were used, the average asset and liability fair value of such instruments was $13,000 and $37,000, respectively. At December 31, 1997 and 1996, the notional value of open commitments under financial futures contracts was $2,000,000 and $3,945,000 respectively, with a fair value liability of $7,000 and a fair value asset of $34,000 respectively.

Note 16 - Subsequent Events

On February 9, 1998, the Company entered into an agreement to acquire for stock and cash Cumberland Advisors, a New Jersey based money manager with approximately $400 million under management. In the transaction the Company also acquired Cumberland Consulting, a financial advisor to state and local governmental units. The Company paid approximately $1.3 million in cash and issued 167,742 shares of common stock. The agreement also contains provision for contingent payments and future earn out payments should certain performance goals be met over the next three years.

On January 28, 1998, the Company made an investment of $1,861,000 in 8% Cumulative Convertible Preferred Stock of a New Jersey based financial institution specializing in mortgage servicing. In accordance with Rule 15c3-1, this investment is considered a non-allowable asset and, as such, reduces net capital by the full amount of the investment.

On January 2, 1998, the Company repaid the outstanding temporary subordinated loan obligation of $7,000,000. On January 31, 1998, the Company's regulatory net capital was approximately $7,363,000, which exceeded minimum net capital rule requirements by $6,363,000.



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Proxy Statement ("Proxy Statement"), to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders, contains under the caption "Proposal No. 2 -- Election of Directors" the information required by Item 10 with respect to directors and executive officers of Ryan, Beck and that information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the caption "Executive
Compensation" the information required by Item 11 and that information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
			AND MANAGEMENT

The Proxy Statement contains under the caption "Principal
Shareholders" the information required by Item 12 and that information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement contains under the caption "Certain
Relationship and Related Transactions" the information required by Item 13 and that information is incorporated herein by reference.

PART IV

Item 14.  	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
REPORTS 				ON FORM 8-K

(a)	FINANCIAL STATEMENTS
		Page
	All Consolidated Financial Statements

(a)	Independent Auditors' Report	F1

(b)	Consolidated Statements of Financial Condition
	at December 31, 1997 and 1996	F2

(c)	Consolidated Statements of Income for the
	years ended December 31, 1997, 1996 and 1995	F3

(d)	Consolidated Statements of Changes in Stockholders'
	Equity for the years ended December 31, 1997, 1996
	and 1995	F4

(e)	Consolidated Statements of Cash Flows for the
	years ended December 31, 1997, 1996 and 1995	F5

(f)	Notes to the Consolidated Financial Statements	F6 - F19

All schedules have been omitted as the required information is either inapplicable, immaterial or included in the Notes to the Consolidated Financial Statements.

(b)	REPORTS ON FORM 8-K

The Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 1997 is incorporated by reference herein.

The Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 1998 is incorporated by reference herein.

(c)	EXHIBITS

3.1	Restated Certificate of Incorporation, as amended
(incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")).

3.2	Bylaws, as amended and restated June 18, 1997.

10.1	1996 Stock Option Plan (incorporated by reference to
Exhibit 10.1 of the 1996 Form 10-K).

10.2	Employee Stock Ownership Plan dated May 15, 1994
(incorporated by reference to Exhibit 10.2 of the 1994
Form 10-K).

10.3	Ryan, Beck & Co., Inc. 1997 Restricted Stock Purchase
Plan (incorporated by reference to the Current Form S-8 filed with the SEC on August 12, 1997).

10.4	Employee Stock Ownership Plan Trust Agreement by and
between the Company and Matthew Naula as Trustee dated
May 15, 1994 (incorporated by reference to Exhibit 10.3 of the 1994 Form 10-K).

10.5	Lease with Ryan, Beck & Co. and Madison Plaza dated May
5, 1997 for 200 West Madison Street, Chicago, Illinois
60606.

10.6	Lease pertaining to the Company's Bala Cynwyd,
Pennsylvania offices effective as of April 12, 1994
(incorporated by reference to Exhibit 10.6 of the 1995
Form 10-K).

10.7	Lease pertaining to the Company's West Palm Beach,
Florida offices effective as of February 28, 1995
(incorporated by reference to Exhibit 10.7 of the 1995
Form 10-K).

10.8	Lease dated October 8, 1996 by and between Vincent J.
Russo Realty Company and Ryan, Beck & Co., Inc. for 746
Broad Street, Shrewsbury, New Jersey  07702
(incorporated by reference to Exhibit 10.8 of the 1996
Form 10-K).

10.9	Lease Agreement dated September 19, 1996 by and between
Ryan, Beck & Co., Inc. and Livingston Corporate Park
Associates, L.L.C. regarding 220 South Livingston
Avenue, Livingston, New Jersey  07039.  Note: Address
in lease is incorrect, the correct address is 220 South
Orange Avenue (incorporated by reference to Exhibit
10.9 of the 1996 Form     10-K).

10.10	Employment Agreement, dated November 14, 1990, by
and between Jack R. Rosenthal and Ryan, Beck & Co.,
Inc. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
December 31, 1990).

10.11	Employment Agreement, dated April 7, 1997, by and
between Jay Suskind and Ryan, Beck & Co., Inc.

10.12	Amendment to the Amended and Restated Employment
Agreement, dated March 18, 1997 by and between Ben A.
Plotkin and Ryan, Beck & Co., Inc.

10.13	Employment Agreement dated September 25, 1996, by
and between Matthew R. Naula and Ryan, Beck & Co., Inc.
(incorporated by reference to Exhibit 10.13 of the 1996
Form 10-K).

10.14  Amended and Restated Employment Agreement dated June 3,
1997, by and between Fenwick H. Garvey and Ryan, Beck &
Co., Inc.

10.15  Membership Agreement with the National Association of
Securities Dealers, Inc.
("NASD") dated February 23, 1998.

10.16	Amended and Restated Employment Agreement, dated
December 14, 1995 by and between Ben A. Plotkin and
Ryan, Beck & Co., Inc. (incorporated by reference to
Exhibit 10.16 of the 1995 Form 10-K).

10.17	Amended and Restated Restricted Stock Grant Plan
dated July 16, 1993 (incorporated by reference to Exhibit 10.12 of the 1994 Form 10-K).

10.18  Temporary Subordinated Loan Agreement dated November
13, 1997 between PNC Bank, National Association and
Ryan, Beck & Co., Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 20, 1997).

10.19 Acquisition Agreement, dated as of February 9, 1998, between BankAtlantic Bancorp, Inc., BCP Acquisition
Corporation and Ryan, Beck & Co., Inc. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 17, 1998).

10.20  Stock Option Agreement, dated as of February 9, 1998, between BankAtlantic Bancorp, Inc. and Ryan, Beck &
Co., Inc. (incorporated by reference to the Current
Report on Form 8-K filed with the SEC on February 17,
1998)

10.21	Merger Agreement dated as of February 9, 1998, by
and among Ryan, Beck & Co., Inc., Cumberland Advisors,
Inc. and Cumberland Advisors. (incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 17, 1998)

11.	Computation of per share earnings may be clearly
determined from the consolidated financial statements and notes thereto contained on pages F2 to F19 herein.

12.	Statement re: computation of ratios.

21.	Subsidiaries (incorporated by reference to Exhibit 21
of the 1994 Form 10-K).

23.		Consent of Deloitte & Touche LLP.


27.		Financial Data Schedule

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RYAN, BECK & CO., INC.

	By: /s/ Richard B. Neff	March 9, 1998
	Richard B. Neff
	Chairman of the Board

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature                  Title	Date

/s/ Richard B. Neff	Chairman of the Board	March 9, 1998
Richard B. Neff

/s/Ben A. Plotkin	President, Chief  	March 9, 1998
Ben A. Plotkin	Executive Officer
	and Director

/s/Michael M. Horn	Director	March 9, 1998
Michael M. Horn

/s/Matthew R. Naula	Vice Chairman,	March 9, 1998
Matthew R. Naula	Executive Vice President
	and Director

/s/Peter W. Rodino, Jr.	Director	March 9, 1998
Peter W. Rodino, Jr.

/s/Jack R. Rosenthal	Vice Chairman	March 9, 1998
Jack R. Rosenthal 	Director

/s/Robert Pangia	Director	March 9, 1998
Robert Pangia

/s/Benjamin Perlmutter	Director	March 9, 1998
Benjamin Perlmutter

/s/Leonard J. Stanley	Senior Vice President, 	March 9, 1998
	Chief Financial and
Leonard J. Stanley	Financial and Officer,
	Director (Principal Financial
	and Accounting Officer)

/s/Jay Suskind	Senior Vice President	March 9, 1998
Jay Suskind	Director
EXHIBIT 3.2

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

	ARTICLE V
	WAIVERS OF NOTICE

Any notice required by these by-laws, by the certificate of incorporation or by the New Jersey Business Corporation Act may be waived in writing by any person entitled to notice. The waiver or waivers may be executed either before or after the event with respect to which notice is waived. Each director or shareholder attending a meeting without protesting, prior to its conclusion, the lack of proper notice shall be deemed conclusively to have waived notice of the meeting.

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

EXHIBIT 10.5

MADISON PLAZA LEASE WITH RYAN, BECK & CO. INC., A NEW JERSEY
CORPORATION
MADISON PLAZA
200 WEST MADISON STREET
CHICAGO, IL  60606

TABLE OF CONTENTS
FOR
LEASE FOR MADISON PLAZA

PAGE
1.	Lease of Premises 	............	1
2.	Term 	1
3.	Rent 	1
4.	Rent Adjustment 	2
5.	Security Deposit 	5
6.	Use 	6
7.	Landlord's Services and Obligations 	7
8.	Repairs and Alterations by Tenant 	9
9.	Rights Reserved to Landlord 	10
10.	Telephone, Electric and Other Services 	12
11.	Landlord's Title 	13
12.	Quiet Enjoyment 	13
13.	Waiver of Certain Claims 	13
14.	Condition of Premises 	14
15.	Lease Termination 	14
16.	Assignment and Subletting 	15
17.	Untenantability 	17
18.	Rights and Remedies of Landlord 	18
19.	Eminent Domain 	20
20.	Subordination or Superiority of this Lease 	21
21.	Sprinklers 	21
22.	Prior Occupancy and Holding Over by Tenant 	21
23.	Notice 	22
24.	Successors and Assigns 	22
25.	Insurance 	22
26.	Miscellaneous 	24
27.	Cancellation Options 	25
28.	Exoneration Clause 	25

EXHIBIT A (Plan of Premises) 	A-1
EXHIBIT B (Building Rules and Regulations)	B-1


LEASE FOR MADISON PLAZA

THIS LEASE is made and entered into at Chicago, Illinois as of the 5th day of May, 1997, by and between COLE TAYLOR BANK, not individually, but solely and only as Trustee under a certain Trust Agreement dated the 10th day of September, 1980 and known as Trust Number 40649 (the "Landlord") and RYAN, BECK & CO., a New Jersey corporation (the "Tenant"), as follows:

1. Lease of Premises. The Landlord hereby leases to the Tenant and the Tenant hereby accepts the lease of the premises consisting of that certain office space shown outlined in red or a heavy line on the plan attached hereto as Exhibit A and incorporated herein by reference (the "Premises") situated on the thirty-sixth (36th) floor of the office building (the "Building") located on the real estate commonly known as 200 West Madison Street, Chicago, Illinois, and more particularly described as follows:

The East one half of Lot 6 and all of Lots 7 and 8 (all taken as a tract), excepting from said tract that part thereof taken for widening of Madison Street, in Block 54 in original Town of Chicago, in Section 9, Township 39 North, Range 14 East of the Third
Principal Meridian, in Cook County, Illinois,

(the "Real Estate"). The Building and the Real Estate are hereinafter sometimes collectively referred to as the "Property"). It is mutually agreed that the Premises contain 1,233 rentable square feet.

2. Term. The lease of the Premises is for a term of three (3) years and one-half (1/2) month commencing on the 16th day of May, 1997, and ending on the 31st day of May, 2000 (the "Term"), unless sooner terminated as hereinafter provided.

3. Rent. Tenant shall pay to Landlord's rental agent (the "Rental Agent") at the Office of the Building, or to such other persons or at such other places as the Landlord may direct from time to time by written notice to the Tenant, in coin or currency which at the time of payment is legal tender for the payment of public and private debts in the United States of America, the aggregate of the following, all of which are hereby declared to be "Rent":

A. "Annual Base Rent - Monthly Base Rent". Annual base rent (the "Annual Base Rent") in the amounts set forth below, payable in advance in equal monthly installments in the amounts set forth below (the "Monthly Base Rent") promptly on the first day of each and every calendar month during the Term of this Lease:
	Annual	Monthly
Period	Base Rent	Base Rent

May 16, 1997 - May 15, 1998	$30,825.00	$2,568.75
May 16, 1998 - May 15, 1999	31,441.56	2,620.13
May 16, 1999 - May 31, 2000	32,058.00 	2,671.50

B.  "Rent Adjustment". The "Rent Adjustment" (hereinafter defined);

C. Other Sums. All other and further sums or amounts payable or to become payable by the Tenant to the Landlord pursuant to the terms and provisions of this Lease; and

D. Interest. Interest at the "Default Rate" from the due date of each payment of Rent until paid. The term "Default Rate" means a rate of interest equal to the sum of two percent (2%) plus the "Prime Rate". The phrase "Prime Rate" means that rate of interest per annum announced by First Chicago NBD Bank ("First Chicago") from time to time as First National's corporate base or prime rate, changing automatically and simultaneously with each change in the Prime Rate made by First Chicago from time to time. Any publication issued or published by First Chicago from time to time stating its Prime Rate as of a specific date or dates shall be conclusive evidence of the Prime Rate on that date or dates.

In the event the Term of this Lease commences on a day other than the first (1st) day of a calendar month or ends on a day other than the last day of a calendar month, the Rent for such month shall be prorated. Tenant's covenant to pay Rent is independent of every other covenant set forth in this Lease and Rent will be paid without any setoff, deduction or abatement whatsoever, except for such abatement as is provided for in Section 17 below.

4.  Rent Adjustment.

A. Definitions. For the purpose of this Section 4, the following terms, words or phrases shall have the meanings described in this subsection 4.A.:

(i)  "Base Year" means the calendar year 1997.

(ii) "Calculation Year" means the calendar year for which a "Rent Adjustment" computation is being made.

(iii) "Expenses" means all costs, expenses and disbursements of every kind, nature or description, paid or incurred by the Landlord or its beneficiaries relating to the ownership, management, operation, maintenance and repair of the Property and of the personal property, fixtures, machinery, equipment, systems and apparatus located therein or used in connection therewith, including, but not limited to: the costs of electricity, steam, water, fuel, heating, lighting, air conditioning, window cleaning, janitorial services, insurance (including, but not limited to, fire, extended coverage, liability, workmen's compensation, elevator or any other insurance carried in good faith by the Landlord and applicable to the Property or the said personal property); painting; uniforms; customary management fees; supplies; sundries; sale or
 .use taxes on supplies or services; costs of wages and salaries of all persons engaged in the operation, maintenance and repair of the Property and so-called "fringe benefits" (including, but not limited to, social security taxes, unemployment insurance taxes, costs for providing coverage for disability benefits, costs for any pensions, hospitalization, welfare or retirement plans, vacation or severance pay, or any other similar or like expense incurred under the provisions of any collective bargaining agreement, or any costs or expenses which the Landlord, or its beneficiaries, pays or incurs to provide benefits for employees so engaged in the operation, maintenance and repair of the Property); the charges of any independent contractor who, under a contract with the Landlord, or its representatives, does any of the work of operating, maintaining or repairing of the Property; legal and accounting expenses; or any other expense or charge, similar or dissimilar, whether or not heretofore mentioned, which in accordance with generally accepted management principles, would be considered as an expense of maintaining, operating or repairing the Property or the said personal property. Notwithstanding the foregoing, Expenses shall not include costs and expenses incurred in connection with leasing space in the Building, such as real estate brokers' leasing commissions and tenant improvement costs.

If the Property is not fully occupied during all or any portion of the Calculation Year, Landlord may elect to make an appropriate adjustment of the "Expenses" for such year employing sound management principles, to determine the amount of "Expenses" that would have been paid or incurred by the Landlord had the Property been fully occupied and the amount so determined shall be deemed to have been the amount of "Expenses" for such Calculation Year. If any Expenses, though paid in one year relates to more than one calendar year, at the option of the Landlord, such expense may be allocated among such related calendar years. If any Expense relates to more than one parcel of property, at the option of the Landlord, such expense may be allocated among all parcels of property to which it relates. If Landlord is not furnishing any particular work or service (the cost of which if performed by Landlord would constitute an Expense) to a tenant who has undertaken to perform such work or service in lieu of the performance thereof by Landlord, Expenses shall be determined to be increased by an amount equal to the additional Expense which reasonably would have been incurred during such period by Landlord if it had at its own expense furnished such work or service to such tenant.

(iv) "Taxes" means real estate taxes, assessments, sewer rents, rates and charges; transit taxes, taxes based upon the receipt of rent and any other federal, state or local governmental charge, general, special, ordinary or extraordinary (but not including income or franchise taxes or any other taxes imposed upon or measured by Landlord's income or profits, unless the same shall be imposed as a substitution or replacement in whole or in part for any taxes which now or hereafter would constitute Taxes), which may now or hereafter be levied or assessed against the Building or Real Estate, or both. In the case of special taxes or assessments which may be payable in installments, only the amount of each installment (principal and interest) paid during a calendar year shall be included in Taxes for that year. Taxes shall also include any personal property taxes (attributable to the year in which paid) imposed upon the furniture, fixtures, machinery, equipment, apparatus, systems arid appurtenances used in connection with the Property or the operation thereof. The amount of Taxes attributable to any calendar year of the Lease term shall be the amount of Taxes payable in such year, notwithstanding that in each case the assessments for such Taxes may have been made for a different year or years than the calendar year in which payable. Taxes also include the Landlord's reasonable costs and expenses (including reasonable attorneys' fees) in contesting or attempting to reduce any Taxes. Taxes shall be reduced by any recovery or refund received of Taxes previously paid by the Landlord, provided such refund relates to taxes paid during the term of this Lease.

(v) "Rent Adjustment" means any amount owed by Tenant with respect to Expenses or Taxes.

(vi) "Rent Adjustment Deposit" means that sum estimated from time to time by the Landlord prior to the expiration of any calendar year representing the anticipated Rent Adjustment to be owed by the Tenant for that calendar year; provided, however, that the sum so estimated shall in no event be less than the Rent Adjustment charged for the calendar year next preceding increased by the Landlord's reasonable estimates as to increases in Expenses and Taxes for the calendar year for which the Rent Adjustment Deposit is estimated.

(vii)  "Tenant's Proportionate Share" means 0. 1347 %.

B. Rent Adjustment. In addition to the Annual Base Rent and the
Monthly Base Rent, the Tenant agrees to pay to the Rental Agent the "Rent Adjustment", being the aggregate of all of the following:

(i) The amount equal to Tenant's Proportionate Share of the amount, if any, by which the Expenses for any Calculation Year exceed the Expenses for the Base Year; and

(ii) The amount equal to Tenant's Proportionate Share of the amount, if any, by which the Taxes for any Calculation Year exceed the Taxes for the Base Year.

C. Rent Adjustment Deposit. Tenant shall pay to the Rental Agent 1/12th of the Rent Adjustment Deposit on the first day of each month during the term of this Lease commencing January 1, 1998. The Rent Adjustment Deposit shall be deposited against the Rent Adjustment due or to become due for the calendar year during which such deposits are required to be made. All Rent Adjustment Deposits may be commingled and need not be segregated by the Landlord, and may be held and utilized by the Landlord without payment to the Tenant of interest or any sums for the use of the Rent Adjustment Deposit. During the last complete calendar year or during any partial calendar year during which this Lease terminates, Landlord may include in the Rent Adjustment Deposit its estimate of Rent Adjustment which may not be finally determined until after the expiration or termination of this Lease. The Tenant's obligation to pay the Rent Adjustment shall survive the expiration or termination of this Lease.

D. Landlord's Statement. As soon as reasonably feasible after the expiration of each calendar year of this Lease, the Landlord shall cause to be furnished to the Tenant a statement showing the following:

(i)  Expenses and Taxes for the Calculation Year and the Base Year;

(ii) The amount of Rent Adjustment due Landlord for the Calculation Year, less credit for Rent Adjustment Deposits both paid in and allocable to the said Calculation Year, if any; and

(iii) The Rent Adjustment Deposit due for the calendar year next following the Calculation Year for which the statement is given, including the amount or revised amount for the months prior to the rendition of the statement.

Within ten days after the receipt of such statement, the Tenant shall pay to the Rental Agent the amount of Rent Adjustment due to the Landlord for the Calculation Year, as reflected in said statement and the amount of the Rent Adjustment Deposit due for the months between the expiration of the Calculation Year described in the statement to and including the month in which the statement is furnished. If such statement shall reflect an amount due from the Landlord to the Tenant, then Landlord shall first apply such amount against the next due Rent Adjustment Deposit (to the extent available) and, if not exhausted, then to the next ensuing Monthly Base Rent, and if there is any remaining balance, and Tenant is not in default hereunder, said remaining balance shall be paid to the Tenant.

E. Allocation. If the Lease term commences on any day other than the first day of January, or if the Lease term ends on any day other than the last day of December, any Rent Adjustment payment due Landlord shall be prorated, and the Tenant shall pay such amount within ten (10) days after being billed. The Tenant's obligation to pay the Rent Adjustment, as prorated, shall survive the expiration or termination of this Lease.

F. Books and Records. Tenant, or its representative, shall have the right to examine Landlord's books and records with respect to the items in the statement of Expenses and Taxes during normal business hours at any time within twenty (20) days following the furnishing of the statement to Tenant. Unless Tenant takes written exception to any item within thirty (30) days after the furnishing of the statement (which shall be noted on the item as "paid under protest"), such statement shall be considered as final and accepted by Tenant.

5. Security Deposit As additional security for the faithful and prompt performance of its obligation hereunder, Tenant has, concurrently with the execution of this Lease, paid to the Rental Agent the sum of Five Thousand One Hundred Thirty-Seven and 50/100ths Dollars ($5,137.50). Said security deposit need not be segregated and may be applied by Landlord for the purpose of curing any default or defaults of Tenant hereunder, in which event Tenant shall replenish said deposit in full by promptly paying to Landlord on demand the amount so applied. Landlord shall not pay any interest on said deposit, except as may be required by law. If Tenant is not then in default and Landlord has not applied said deposit to cure a default, or if Landlord has applied said deposit to cure a default, then said deposit, or such remaining portion thereof, shall be returned to Tenant. Said deposit shall not be deemed an advance payment of Rent or measure of Landlord's damages for any default hereunder by Tenant.

6. Use. Tenant shall occupy and use the Premises for general office purposes only. Tenant shall not occupy or use the Premises or permit the Premises to be occupied or used for any purpose, act or thing which is in violation of any public law, ordinance, or governmental regulation, or which may be dangerous to persons or property, or which may invalidate or be in conflict with fire or other insurance policies covering the building or its operation or the Premises, or part of either, or increase the amount of premiums for any policy of insurance carried on the Building or covering its operation, provided, however, that if any additional amounts of insurance premiums are caused by Tenant's occupancy or use of the Premises, Tenant shall pay to Landlord said additional amounts upon demand. Tenant, at its sole expense, shall comply with all rules, regulations and requirements of the Illinois Inspection and Rating Bureau, the Chicago Fire Department, the Fire Insurance Rating Organization and any other similar authority or organization having jurisdiction over the Building and shall not bring upon the Premises or keep thereon any inflammable oils, fluids or other materials, or any explosive or other articles deemed hazardous to person or property. Tenant shall not do or permit anything to be done upon the Premises which in any way may create a nuisance, disturb any other tenant of the Building or the occupants of neighboring property or injure the reputation of the Building. Tenant shall not use the Premises for housing accommodations, for lodging or sleeping purposes or for any immoral or illegal purposes. Tenant shall not advertise the business, profession or activities of Tenant in any manner which violates the letter or spirit of any code of ethics adopted by any recognized association or organization pertaining to such business or profession, use the name of the Building for any purpose other than that of the business address of Tenant, or use any picture or likeness of the Building or "Madison Plaza" or any other name by which the Building may from time to time be known, on any letterhead, envelope, circular, notice, advertisement, container or wrapping material, without the prior written consent of Landlord. Tenant shall not exhibit, sell or offer for sale, rent or exchange in the Premises or in the Building any article, thing or service except those ordinarily embraced within the use of the Premises specified in this Section 6, without the prior written consent of Landlord. Tenant shall not install or operate any refrigerating, heating or air conditioning apparatus or use the Premises for housing, lodging or sleeping purposes; permit preparation or warming of food in the Premises (warming of coffee and individual lunches of employees excepted), or permit food to be brought into the Premises for consumption therein without the prior written consent of Landlord; or manufacture, sell or purchase, use, give or dispense any spirituous, fermented, intoxicating or alcoholic beverages in or from the Premises. Landlord may, in its sole discretion, refuse such permission or impose any conditions in granting it, and revoke it at will. Tenant covenants and agrees that at all times its use of electrical energy shall never exceed the capacity of existing feeders to the Building or of the risers or wiring installation conducting electricity to the Premises.

Tenant agrees that it will not use, handle, generate, treat, store or dispose of, or permit the handling, generation, treatment, storage or disposal of any Hazardous Materials in, on, under, around or above the Premises now or at any future time and will indemnify, defend and save Landlord harmless from any and all actions, proceedings, claims, costs, expenses and losses of any kind, including, but not limited to, those arising from injury to any person, including death, damage to or loss of use or value of real or personal property, and costs of investigation and cleanup of Hazardous Materials which were placed, or permitted to be placed, on the Premises during the Term hereof by Tenant or any of its employees, contractors, agents, servants or invitees. The term "Hazardous Materials", when used herein, shall include, but shall not be limited to, any substances, materials or wastes to the extent quantities thereof are regulated by the City of Chicago or any other local governmental authority, the State of Illinois, or the United States of America because of toxic, flammable, explosive, corrosive, reactive, radioactive or other properties that may be hazardous to human health or the environment, including asbestos and including any materials or substances that are listed in the United States Department of Transportation Hazardous Materials Table, as amended, 49 C.F.R. 172. 101, or in the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. subsections 9601 et seq., or the Resources Conservation and Recovery Act, as amended, 42 U.S. C. subsections 6901 et seq., or any other applicable governmental regulation imposing liability or standards of conduct concerning any hazardous, toxic or dangerous substances, waste or material, now or hereafter in effect. Tenant does hereby indemnify, defend and hold harmless the Landlord and its agents and their respective officers, directors, beneficiaries, shareholders, partners, agents and employees from all fines, suits, procedures, claims and actions of every kind, and all costs associated therewith (including attorneys' and consultants' fees) arising by, through or under Tenant, its agents, employees, contractors, servants and invitees and out of or in any way connected with any deposit, spill, discharge or other release of Hazardous Materials by Tenant or any of its employees, contractors, agents, servants or invitees that occurs during the Term of this Lease, at or from the Premises, or which arises at any time from Tenant's use or occupancy of the Premises, or from Tenant's failure to provide all information, make all submissions, and take all steps required by all applicable governmental authorities. Tenant's obligations and liabilities under this paragraph shall survive the expiration of the Term of this Lease.

7.  Landlord's Services and Obligations.

A. Air Conditioning and Heating Landlord shall furnish, at its expense (subject to the provisions of this Lease, relating to Rent Adjustments), air conditioning and heating from 8:00 A.M. to 6:00 P.M. five days a week, that is, from Monday through Friday, inclusive, and from 8:00 A.M. to 1:00 P.M. on Saturdays, exclusive of holidays (for purposes of this Lease to be defined as New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and Christmas). Upon reasonable advance request in writing by Tenant, Landlord shall furnish air conditioning and heating at other times (that is, at times other than the times specified above), at rates to the Tenant fixed by the Landlord from time to time. Whenever heat generating machines or equipment are used in the Premises which affect the temperature otherwise maintained by the air conditioning system, Landlord reserves the right to provide and install supplementary air conditioning units in the Premises and the cost of providing, installing, operating and maintaining the same shall be paid by Tenant to the Rental Agent as Additional Rent.

B. Water. Landlord shall furnish cold water from City of Chicago mains for drinking, lavatory and toilet purposes drawn through fixtures installed by Landlord, or by Tenant with Landlord's prior written consent, and hot water for lavatory purposes from the regular supply of the Building. Tenant shall pay Landlord at rates fixed by Landlord for water furnished for any other purpose, and Landlord may install a water meter at Tenant's sole cost to measure such usage. Tenant shall not waste or permit the waste of water. In the event Tenant shall fail to make prompt payment to Landlord for water furnished by Landlord, Landlord, upon ten days notice, may discontinue furnishing such service and no such discontinuance shall be deemed an eviction or disturbance of Tenant's use of the Premises or render Landlord liable for damages or relieve Tenant from any obligation under this Lease.

C. Window Washing. Landlord shall furnish window washing of all windows in the Premises, both inside and out, weather permitting, at intervals to be determined by the Landlord.

D. Janitor Service. Landlord shall furnish daily janitor service in the Premises, Saturdays, Sundays and holidays excepted. Tenant shall not provide janitor services without the prior written consent of Landlord and then only subject to the supervision of the Landlord and at Tenant's sole responsibility, cost and expense, by contractors or employees at all times satisfactory to Landlord.

E. Elevator Service. Landlord shall furnish passenger elevator service in common with Landlord and other tenants, daily from 8:00 A.M. to 6:00 P.M. (Saturdays to 1:00 P.M.), Sundays and holidays excepted, and daily freight elevator service in common with Landlord and other tenants at reasonable hours to be determined by Landlord, Saturdays, Sundays and holidays excepted. Landlord, however, shall provide limited passenger elevator service daily at all times during which such normal passenger service is not furnished. Operatorless automatic elevator service shall be deemed "elevator service" within the meaning of this paragraph.

F. Window and Door Coverings. Landlord shall furnish blinds for all exterior windows of standard type and color for the Building, which Tenant agrees not to remove or alter. Tenant, at its own expense, may install drapes, window or door coverings (and, if installed, shall maintain them in an attractive and safe condition); provided, however, that in the sole judgment of Landlord, they are in harmony with the exterior and interior appearance of the Building, create no safety or fire hazard and do not interfere with the HVAC system of the Building.



G. Interruption of Services. Landlord does not warrant that any service will be free from interruptions caused by repairs, renewals, improvements, changes of service, alterations, strikes, lockouts, labor controversies, accidents, inability to obtain fuel, steam, water or supplies, governmental regulations, or any other causes beyond the reasonable control of Landlord. No such interruption of service shall be deemed an eviction (or a constructive eviction) or disturbance of Tenant's use and possession of the Premises or any part thereof, or render Landlord liable to Tenant for damages, by abatement of rent or otherwise, or relieve Tenant from performance of Tenant's obligations under this Lease. Tenant hereby waives and releases all claims against Landlord for damages from interruption or stoppage of service, except that if the Premises or any portion thereof are rendered untenantable, inaccessible or impossible to occupy, in each case due to interruption of such services or repairs required to be made by Landlord under this Lease for a cause other than (i) fire or casualty, (ii) default by Tenant, or (iii) a cause beyond the reasonable control of Landlord, for in excess of ten (10) consecutive business days, Rent shall abate for the portion of the Premises affected thereby for the period of such untenantability, inaccessibility or impossibility of occupancy.

8.  Repairs and Alterations by Tenant.

A. Repairs. Except for ordinary wear and as otherwise provided in this Lease, Tenant shall, at all times during the term hereof, at its sole expense, keep the Premises and every part thereof in good order, repair and condition, and Tenant shall promptly arrange with Landlord, at Tenant's sole expense, for the repair of all damage to the Premises and the replacement or repair of all damaged or broken glass (including signs thereon), fixtures and appurtenances (including hardware, heating, cooling, ventilating, electrical, plumbing and other mechanical facilities in the Premises), with materials equal in quality and class to the original materials damaged or broken, within any reasonable period of time specified by Landlord, all repairs and replacements to be made under the supervision and with the prior written approval of Landlord, using contractors or persons acceptable to Landlord. If Tenant does not promptly make such arrangements, Landlord may, but need not, make such repairs and replacements and the amount paid by Landlord for such repairs and replacements shall be deemed additional rent reserved under this Lease due and payable forthwith. Landlord may, but shall not be required to do so, enter the Premises at all reasonable times to make any repairs, alterations, improvements or additions, including, but not limited to, ducts and all other facilities for heating and air conditioning service, as Landlord may desire or deem necessary for the safety, preservation or improvement of the Building, or as Landlord may be required to do so by the municipality in which the Building is located or by the order or decree of any court or by any other proper authority. The cost of all repairs made by Landlord to the Property which are made necessary as a result of misuse or neglect by Tenant or Tenant's employees, invitees or agents shall be immediately paid by Tenant to Landlord upon being billed for same.

B. Alterations. Tenant shall not make installations, alterations or additions in or to the Premises without submitting plans and specifications to Landlord and securing the prior written consent of Landlord in each instance. Such work shall be done at the sole cost and expense of Tenant by employees of or contractors employed by Landlord, or with Landlord's consent in writing given prior to letting of contract, by contractors employed by Tenant, but in each case, only under written contract previously approved in writing by Landlord, and subject to all conditions Landlord may impose. All installations, alterations and additions shall be constructed in a good and workmanlike manner and only good grades of materials shall be used, and shall comply with all insurance requirements, and with all ordinances and regulations of the City of Chicago or any department or agency thereof, and with the requirements of all statutes and regulations of the State of Illinois or any department or agency thereof. At Landlord's election, Landlord and Landlord's architects shall have the right to supervise all construction operations within the Premises, and Tenant shall promptly pay Landlord the reasonable cost of such supervision. If, with Landlord's prior written consent, alterations are made by Tenant's contractors, Tenant shall furnish to Landlord prior to commencement thereof, building permits and certificates of appropriate insurance and payment, performance and other bonds, and upon completion of any installation, alteration or addition, Contractor's affidavits and full and final Waivers of Lien covering all labor and material expended and used. Tenant shall hold Landlord harmless from all claims, costs, damages, liens and expenses which may arise out of or be connected in any way with said installations, alterations or additions, provided that the same do not arise out of the negligence or willful acts of Landlord or its contractors.

9. Rights Reserved to Landlord. Landlord shall have the following rights exercisable without notice and without liability to Tenant for damage or injury to property, person or business (all claims for damage being hereby released), and without effecting an eviction or disturbance of Tenant's use or possession or giving rise to any claim for setoffs, or abatement of rent:

A.  To change the name or street address of the Building;
B. To install and maintain signs on the exterior and interior of the Building;
C. To designate all sources furnishing sign painting and lettering, ice, mineral, or drinking water, beverages, foods, towels, vending machines or toilet supplies used or consumed on the Premises;

D.  To have passkeys to the Premises;
E. To decorate, remodel, repair, alter or otherwise prepare the Premises for reoccupancy during the last six months of the term hereof, if during or prior to such time Tenant vacates the Premises, or any other time after Tenant abandons the Premises;

F. To enter the Premises at reasonable hours to make inspections, or to exhibit the Premises to prospective tenants, purchasers or others, or for other reasonable purposes;

G. To have access to all mail chutes according to the rules of the United States Post Office;

H. To require all persons entering or leaving the Building during such hours as Landlord may from time to time reasonably determine to identify themselves to a watchman by registration or otherwise and to establish their right to leave or enter, and to exclude or expel any peddler, solicitor or beggar at any time from the Premises or the Building;

I. To approve the weight, size and location of safes, computers, and other heavy articles in and about the Premises and the Building and to require all such items and other office furniture and equipment to be moved in and out of the Building and Premises only at such time and in such manner as Landlord shall direct and in all events at Tenant's sole risk and responsibility;

J. To decorate and to make, at any time or times, at its own expense, repairs, alterations, additions and improvements, structural or otherwise, in or to the Premises, the Building or part thereof, and to perform any acts related to the safety, protection or preservation thereof, and during such operations to take into and through the Premises or any part of the Building all material and equipment required and to close or temporarily suspend operation of entrances, doors, corridors, elevators or other facilities, provided that Landlord shall cause as little inconvenience or annoyance to Tenant as is reasonably necessary in the circumstances, and shall not do any act which permanently reduces the size of the Premises. Landlord may do any such work during ordinary business hours and Tenant shall pay Landlord for overtime and for any other expenses incurred if such work is done during other hours at Tenant's request;

K. To do or permit to be done any work in or about any adjacent or nearby building, land, street or alley;

L. To grant to any one the exclusive right to conduct any business or render any service in the Building, provided such exclusive right shall not operate to exclude Tenant from the use expressly permitted by Section 6 of this Lease;

M. To close the Building at 8:00 P.M. or at such other reasonable time as Landlord may determine, subject, however, to Tenant's right to admittance under such regulations as shall be prescribed from time to time by Landlord;

N. To prohibit the placing of vending or dispensing machines of any kind in or about the Premises without the prior written permission of the Landlord;

0. To require Tenant to move to equivalent space (the "New Premises") on the same or another floor in the Building (provided that [i] the New Premises are located above the nineteenth [19th] floor of the Building, [ii] the quality of finish of the New Premises shall be substantially the same as the Premises, and [iii] the New Premises shall not be on any floor in the Building on which any tenant whose primary business is investment banking or investment brokerage is located) upon receipt of thirty (30) days written notice from Landlord, in which event, Landlord shall pay all moving costs, including the cost of moving and, installing Tenant's phone system, and the cost of Tenant replacing any stationery, and the Rent provided for herein shall remain the same;

P. To adopt the Rules and Regulations set forth as Exhibit B hereto and from time to time to adopt such additional rules and regulations and to amend all such rules and regulations as, in Landlord's judgment, shall be desirable for the proper use, entry, operation and management of the Premises and the Building, each of which shall become a part of this Lease, and Tenant agrees to comply with all such rules and regulations; and

Q. To exercise all other rights reserved by the Landlord pursuant to the provisions of this Lease.

10.  Telephone, Electric and Other Services.

A. Tenant shall make arrangements directly with the telephone company servicing the Building for such telephone service in the Premises as may be desired by Tenant. Tenant shall pay the entire cost of all telephone charges, electricity consumed within the Premises, maintenance of light fixtures and replacement of lamps, bulbs, tubes, ballasts and starters.

B. If Tenant desires telegraphic, telephonic, burglar alarm, computer installations or signal service (which service shall be at Tenant's sole expense), Landlord shall, upon request, direct where and how all connections and wiring for such service shall be introduced and run. In the absence of such directions, Tenant shall make no borings, cutting or install any wires or cables in or about the Premises.

C. Tenant covenants and agrees that Landlord shall in no event be liable or responsible to Tenant for any loss, damage or expense which Tenant may sustain or incur if either the quality or character of electrical service is changed or is no longer suitable for Tenant's requirements. Tenant covenants and agrees that at all times its use of electric current shall never exceed the capacity of existing feeders to the Building or the Premises or wiring or *installation; and also that it shall make no alterations or additions to the electric equipment and/or appliances without the prior written consent of Landlord in each instance.

11. Landlord's Title. Landlord's title is and always shall be paramount to the title of Tenant. Nothing herein contained shall empower Tenant to do any act which can, shall or may encumber the title of Landlord.

12. Quiet Enjoyment. Subject to the provisions of this Lease, Landlord covenants that Tenant, on paying the rent and performing the covenants of this Lease on its part to be performed, shall and may peaceably have, hold and enjoy the Premises for the Term of this Lease.

13. Waiver of Certain Claims. To the fall extent now, or hereafter, permitted by law, Tenant waives and releases all claims against Landlord, its officers, directors, agents, employees and servants, in respect of, and they shall not be liable for injury to person or damage to property sustained by Tenant or by any occupant of the Premises or the Building, or any other person, occurring in or about the Building or the Premises resulting directly, or indirectly, from any existing or future condition, defect, matter or thing in the Premises, the Building or any part of it, or from equipment or appurtenances therein, or from accident or from any occurrence, act, or from negligence or omission of any tenant or occupant of the Building, or of any other person other than the negligence or willful misconduct of Landlord, its officers, directors, agents, employees and servants. This section shall apply especially, but not exclusively, to damage caused as aforesaid or by the flooding of basements or other sub-surface areas or by refrigerators, sprinkling devices, air conditioning apparatus, water, snow, frost, steam, excessive heat or cold, falling plaster, broken glass, sewage, gas, odors or noise or the bursting or leaking of pipes or plumbing fixtures, and shall apply equally whether any such damage results from the act or omission of other tenants, occupants or servants of the Building or of any other persons other than the negligence or willful misconduct of Landlord, its officers, directors, agents, employees and servants, and whether such damage be caused by or results from any thing or circumstance above mentioned, or any other thing or circumstance whether alike or wholly different in nature. If any such damage to the Premises or the Building or any equipment or appurtenance therein, or to tenants thereof, results from any act or omission or negligence of Tenant, its agents, employees or invitees, Landlord may, at Landlord's option, repair such damage and Tenant shall, upon demand by Landlord, reimburse Landlord forthwith for all costs of such repairs and damages both to the Building and to the tenants thereof, in excess of the amounts, if any, paid to Landlord under insurance, if any, covering such damages. All property in the Building or in the Premises belonging to Tenant, its agents, employees or invitees, or to any occupant of the Premises shall be there at the risk of Tenant or other person only, and Landlord shall not be liable for damage thereto or theft, misappropriation or loss thereof. Tenant agrees to hold Landlord harmless and to indemnify it against claims and liability for injuries to all persons and for the damage to, or the theft, misappropriation or loss of all property occurring in or about the Premises, or due to any act or omission of Tenant, its agents or employees or invitees. Except to the extent covered by insurance maintained by or for the benefit of Tenant, Landlord agrees to hold Tenant harmless and indemnify it against claims and liability for injury to persons or damage to property in or about the common areas of the Building arising out of or in connection with Landlord's ownership and operation of the Building or Landlord's activities in the Building, or arising from any act or omission of Landlord, its agents or employees.

14. Condition of Premises. Tenant accepts the Premises in its "As-Is, Where-Is" condition. No promise of Landlord to alter, remodel, improve, repair, decorate or clean the Premises or any part thereof, and no representation respecting the condition of the Premises or the Building has been made to Tenant by Landlord except that Landlord shall paint the Premises on or before July 1, 1997 during normal business hours using building standard materials.

15. Lease Termination. At the termination of this Lease by lapse of time or otherwise:

A. Surrender of Keys. Tenant shall surrender all keys of the Premises to Landlord and make known to Landlord the explanation of all combination locks remaining on the Premises.

B. Return of Premises. Tenant shall return to Landlord the Premises and all equipment and fixtures of Landlord in as good a condition and state of repair as when Tenant originally took possession subject, however, to: (a) the provisions of Paragraphs C and D of this Section 15; and (b) ordinary wear and loss or damage by fire, or other casualty. In the event Tenant fails to comply with this requirement, Landlord may restore the Premises, equipment and fixtures to such condition and state of repair and Tenant shall, upon demand, pay to Landlord the cost thereof.

C. Removal of Additions. All installations, additions, hardware, non-trade fixtures and improvements, temporary or permanent, except movable furniture and equipment belonging to Tenant, in or upon the Premises, whether placed there by Tenant or Landlord, shall be Landlord's property and shall remain upon the Premises, all without compensation, allowance or credit to Tenant; provided, however, that if prior to such termination or within ten (10) days thereafter Landlord so directs by notice, Tenant shall promptly remove the installations, additions, hardware, non-trade fixtures and improvements, placed in or upon the Premises by Tenant which were required by Landlord at the time of approval of the installation thereof to be so removed and designated in the notice, failing which Landlord may remove the same and Tenant shall, upon demand, pay to Landlord the cost of such removal and of any necessary restoration of the Premises.

D. Floor Covering. Tenant may remove any floor covering entirely paid for and laid by Tenant provided Tenant (a) removes all fastenings, paper, glue, bases and other vestiges thereof and restores the floor surface to its previous condition or (b) pays to Landlord, upon demand, the cost of restoring the floor surface to such condition.

E. Property Presumed Abandoned. All fixtures, installations and personal property belonging to Tenant not removed from the Premises upon termination of this Lease and not required by Landlord to have been removed as provided in Paragraph C of this Section 15, shall be conclusively presumed to have been abandoned by Tenant and title thereto shall pass to Landlord under this Lease as by a bill of sale; Tenant agrees to indemnify, defend and save Landlord and its agents and beneficiaries harmless of and from the claims of any persons claiming any right, title, equity, interest or security interest in and to any such property so abandoned by the Tenant.

16. Assignment and Subletting. Tenant shall not, without the prior written consent of Landlord in each instance: (i) assign, transfer, mortgage, pledge, hypothecate or encumber, or subject to or permit to exist upon or be subjected to any lien or charge, this Lease or any interest under it; (ii) allow to exist or occur any transfer of or lien upon this Lease or the Tenant's interest herein by operation of law; (iii) sublet the Premises or any part thereof; or (iv) permit the use or occupancy of the Premises or any part thereof for any purpose not provided for under Section 6 of this Lease or by anyone other than the Tenant and Tenant's employees. In no event shall this Lease be assigned or assignable by voluntary or involuntary bankruptcy proceedings or other-wise, and in no event shall this Lease or any rights or privileges hereunder be an asset of Tenant under any bankruptcy, insolvency, or reorganization proceedings.

Anything herein to the contrary notwithstanding, in no event shall Tenant's interest in this Lease (i) be assigned to or held by a "party in interest" within the meaning of the Employee Retirement Income Security Act of 1974, as amended, or (ii) be assigned if such assignment is otherwise prohibited under the applicable provisions of such law.

Tenant shall, by notice in writing, advise Landlord of its intention from, on and after a stated date (which shall not be less than sixty [601 days after date of Tenant's notice), to assign or transfer its interest as Tenant in this Lease, or sublet any part or all of the Premises for the balance or any part of the Term, and in such event, Landlord shall have the right, to be exercised by giving written notice to Tenant not later than thirty (30) days after receipt of Tenant's notice, to recapture the space described in Tenant's notice and such recapture notice shall, if given, cancel and terminate this Lease with respect to the space therein described as of the date stated in Tenant's notice. Tenant's said notice shall state the name and address of the proposed assignee, transferee or subtenant, as the case may be, and a true and complete copy of the proposed assignment, transfer or sublease, as the case may be, shall be delivered to Landlord with said notice. If Tenant's notice shall cover all the Premises, and Landlord shall give the aforesaid recapture notice with respect thereto, the Term of this Lease shall expire and end on the date stated in Tenant's notice as fully and completely as if that date had been herein definitely fixed for the expiration of the Tenn. If, however, this Lease be cancelled pursuant to the foregoing with respect to less than the entire Premises, then the Tenant shall pay to the Rental Agent Landlord's reasonable cost to physically divide and separate the portion of the Premises, and the Rent and the escalation percentage herein reserved shall be adjusted on the basis of the number of square feet retained by Tenant in proportion to the number of square feet contained in the Premises, as described in this Lease, and this Lease as so amended shall continue thereafter in fall force and effect. If so requested by Landlord, Tenant shall promptly execute and deliver to Landlord an instrument evidencing any such recapture and containing, as appropriate, a definition (by way of diagram or otherwise) of the portion of the Premises remaining subject to this Lease following such recapture and the Rent to be paid by Tenant therefor. If Landlord, upon receiving Tenant's said notice with respect to any such space, shall not exercise its right to cancel as aforesaid, Landlord will not unreasonably withhold its consent to Tenant's assignment as aforesaid or subletting the space covered by its notice.

Landlord's consent to any subletting or assignment shall not release or discharge Tenant of or from any liability, whether past, present or future, under this Lease, and Tenant shall continue fully liable thereunder. The subtenant or subtenants, or assignee shall agree to comply with and be bound by all of the terms, covenants, conditions, provisions and agreements of this Lease to the extent of the space sublet or assigned, and Tenant shall deliver to Landlord promptly after execution, an executed copy of each such sublease or assignment and an agreement of compliance by each such subtenant or assignee.

Notwithstanding anything to the contrary in this Section 16, if Tenant is a corporation whose shares of stock are not publicly traded and if during the Term of this Lease, the ownership of the shares of stock which constitutes control of Tenant changes by reason of sale, gift or death, Tenant shall notify Landlord of such change within five (5) days thereof, and Landlord, at its option, may at any time thereafter terminate this Lease by giving Tenant written notice of said termination at least sixty (60) days prior to the date of termination stated in the notice. The term "control" as used herein means the power to directly or indirectly direct or cause the direction of the management or policies of the Tenant. A change or series of changes in ownership of stock which would result in direct or indirect change in ownership by the stockholders or an affiliated group of stockholders of less than 50 % of the outstanding stock shall not be considered a change of control.

If Tenant shall assign or transfer its interest in this Lease or sublet the Premises having first obtained Landlord's consent at a rental in excess of the rent due and payable or to become due or payable by Tenant under the provisions of Sections 3 and 4 of this Lease, said excess rent shall become the Landlord's property and payable to the Landlord as additional rent.

Any sale, assignment, mortgage, transfer or subletting of this Lease which is not in compliance with the provisions of this Section 16 shall be of no effect and void.

If Tenant's interest in this Lease is assigned in accordance with the terms of this Lease, or is attempted to be assigned in violation of any provision of this Lease, then Landlord may collect rent from any such assignee (or any such named assignee in the case of any attempted assignment in violation of any provision of this Lease); or if the Premises or any part thereof are sublet or are attempted to be sublet in violation of any provision of this Lease, or are occupied by, or used by, any person other than Tenant, whether or not in violation of this Lease, then Landlord may, after default by Tenant under this Lease, collect rent from any such subtenant (or any such named subtenant in the case of any attempted subletting in violation of any provision of this Lease) or any such user or occupant. In any such case, Landlord shall apply the net amount collected to the rent reserved in this Lease, but neither any such assignment, subletting, occupancy, or use, whether with or without Landlord's prior consent or otherwise in violation of the provisions of this Lease, nor any such collection or application, shall be deemed a waiver of any term, covenant or condition of this Lease, or the acceptance by Landlord of any such assignee, subtenant, occupant or user as a tenant. Neither any such assignment or attempted assignment of Tenant's interest in the Lease nor any such subletting or attempted subletting, occupancy or use of the Premises or any part thereof by any person other than Tenant, nor any collection of rent by Landlord from any person other than Tenant as provided in this subsection, nor any application of any such rent as provided in this Section shall, in any circumstances, relieve Tenant of its obligation fully to observe and perform the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed.

The obligations of Landlord under this Lease shall not be binding upon Landlord named herein after the sale, conveyance, assignment or transfer by such Landlord (or upon any subsequent landlord after the sale, conveyance, assignment or transfer by such subsequent landlord) of its interest in the Property or the Building, and in the event of any such sale, conveyance, assignment or transfer (which right so to do is hereby expressly reserved) Landlord or such subsequent landlord, as the case may be, shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder, and it shall be deemed and construed without further agreement between the parties or their successors in interest, or between the parties and the purchaser, grantee, assignee or other transferee that such purchaser, grantee, assignee or other transferee has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder. Neither the shareholders, officers, directors, trustees, individuals, joint venturers or partners comprising Landlord, nor the beneficiaries of the Trust under which legal title to the Building or the Real Estate may be held from time to time, nor the shareholders (nor any of the partners comprising same), directors, trustees or officers of any of the foregoing (collectively, the "Parties") shall be liable for the performance of Landlord's obligations under this Lease. Tenant shall look solely to Landlord to enforce Landlord's obligations hereunder and shall not seek any damages against any of the Parties. The liability of Landlord for Landlord's obligations under this Lease shall not exceed and shall be limited to the value of Landlord's assets and Tenant shall not look to the property or assets of any of the Parties in seeking either to enforce Landlord's obligations under this Lease or to satisfy a judgment for Landlord's failure to perform such obligations.

17. Untenantability. In the event (a) the Premises are made untenantable by fire or other casualty and Landlord shall decide not to restore or repair the same; or (b) the Building is so damaged by fire or other casualty that Landlord shall decide to demolish or rebuild the same, then, in any such event, Landlord shall have the right to terminate this Lease by notice to Tenant within ninety (90) days after the date of such fire or other casualty and the rent shall be apportioned on a per them basis and paid to the date of such fire or other casualty. In the event the Premises are made untenantable by fire or other casualty and Landlord shall decide to rebuild and restore the same, this Lease shall not terminate and Landlord shall repair and restore the Premises at Landlord's expense and with due diligence, subject, however (i) to reasonable delays for insurance adjustments and (ii) delays caused by forces beyond Landlord's control, and the rent shall abate on a per them basis during the period of reconstruction and repair; but Landlord shall not be liable to incur overtime, double time, or other premium charges in order to expedite the work of repair or restoration.

In the event that the Premises are partially damaged by fire or other casualty but are not made wholly untenantable, then Landlord shall, except during the last year of the term hereof, proceed with all due diligence to repair and restore the Premises, subject, however, to (i) reasonable delays for insurance adjustments and (ii) delays caused by forces beyond Landlord's control; but Landlord shall not be liable to incur overtime, double time or other premium charges in order to expedite the work of repair or restoration. In such event, the rent shall abate in proportion to the non-useability of the Premises during the period while repairs are in progress unless such partial damages are due to the fault or neglect of Tenant. If the partial damage is the result of the fault or neglect of Tenant, rent shall not abate during said period. If the Premises are made partially untenantable as aforesaid during the last year of the term hereof, Landlord shall have the right to terminate this Lease as of the date of fire or other casualty, in which event the rent shall be apportioned on a per them basis and paid to the date of such fire or other casualty.

18. Rights and Remedies of Landlord. All rights and remedies of Landlord herein enumerated shall be cumulative and none shall exclude any other right or remedy allowed by law.

A. If any voluntary or involuntary petition or similar pleading under any section or sections of any bankruptcy act shall be filed by or against Tenant, or any voluntary or involuntarily proceedings in any court or tribunal shall be instituted to declare Tenant insolvent or unable to pay Tenant's debts, or Tenant makes an assignment for the benefit of its creditors, or a trustee or receiver is appointed for Tenant or for the major part of Tenant's property, then and in any such event, Landlord may, if Landlord so elects, but not otherwise, and with or without notice of such election, and with or without entry or other action by Landlord, forthwith terminate this Lease, and notwithstanding any provisions of this Lease, Landlord shall forthwith upon such termination be entitled to recover damages in an amount equal to the then present value of the rent specified in Sections 3 and 4 of this Lease for the residue of the stated term hereof, less the fair rental value of the Premises for the residue of the stated term.

B. If Tenant defaults in the prompt payment of rent and such default shall continue for five (5) or more days after written notice thereof shall have been given to Tenant or in the performance or observance of any other provisions of this Lease and such other default shall continue for thirty (30) or more days after notice thereof shall have been given to Tenant, (provided, however, if such default is not capable of being cured within said thirty [30] day period and Tenant commences to cure within said thirty [30] day period and diligently pursues such cure, Tenant shall have an additional period of time as is reasonably necessary to cure such default, but in no event in excess of sixty (60] additional days) or if the leasehold interest of Tenant be levied upon under execution or attached by process of law, or if Tenant vacates or .abandons the Premises without continuing to pay Rent, then and in any such event Landlord, if it so elects, with or without notice or demand, forthwith, or at any time thereafter while such default continues, either may terminate Tenant's right to possession, without terminating this Lease, or may terminate this Lease. If the term of any lease, other than this Lease, made by Tenant for any premises in the Building shall be terminated or terminable after the making of this Lease because of any default by Tenant under such other lease, such fact shall empower Landlord, at Landlord's sole option, to terminate this Lease by notice to Tenant.

C. Upon any termination of this Lease, whether by lapse of time or otherwise, or upon any termination of Tenant's right to possession without termination of this Lease, Tenant shall surrender possession and vacate the Premises immediately and deliver possession thereof to Landlord, and Tenant hereby grants to Landlord full and free license to enter into and upon the Premises in such event with or without process of law and to repossess Landlord of the Premises as of Landlord's former estate and to expel or remove Tenant and any other who may be occupying or within the Premises and to remove any and all property therefrom, using such force as may be necessary, without being deemed in any manner guilty of trespass, eviction, forcible entry or detainer, or conversion of property, and without relinquishing Landlord's right to rent or any other rights given to Landlord hereunder or by operation of law. Tenant expressly waives the service of any demand for payment of rent or for possession and the service of any notice of Landlord's election to terminate this Lease or to re-enter the Premises, any and every form of demand and notice prescribed by any statute or other law, and agrees that the simple breach of any covenant or provision of this Lease by Tenant shall, of itself, without the service of any notice or demand whatsoever, constitute a forcible detainer by Tenant of the Premises within the meaning of the statutes of the State of Illinois.

D . If pursuant to the provisions of this Section 18, Landlord elects to terminate Tenant's right to possession only, without terminating this Lease, Landlord may, at Landlord's option, enter upon the Premises, remove Tenant's signs and other evidences of tenancy, and take and hold possession thereof as provided in Paragraph C of this Section 18, without such entry and possession terminating this Lease, or releasing Tenant, in whole or in part, from Tenant's obligation to pay the rent hereunder for the full term, and in any such case Tenant shall pay forthwith to Landlord a sum equal to the entire amount of the rent specified in Section 3 of this Lease for the residue of the stated term plus any other sums then due hereunder. Upon and after entry into possession without termination of this Lease, Landlord may, but need not, relet the Premises or any part thereof for the account of Tenant to any person, firm or corporation other than Tenant for such rent, for such time and upon such terms as Landlord, in Landlord's sole discretion, shall determine and Landlord shall not be required to accept any tenant offered by Tenant or to observe any instructions given by Tenant about such reletting. In any such case, Landlord may make repairs, alterations and additions in or to the Premises, and redecorate the same to the extent deemed by Landlord necessary or desirable, and Tenant shall, upon demand, pay the cost thereof, together with Landlord's expenses of the reletting. If the consideration collected by Landlord upon any such reletting for Tenant's account is not sufficient to pay the full amount of unpaid rent reserved in this Lease, together with the cost of repairs, alterations, additions, redecorating and Landlord's expenses, Tenant shall pay to Landlord the amount of any deficiency, upon demand. If the consideration so collected from any such reletting is more than sufficient to pay the full amount of the rent reserved herein, together with the costs and expenses of Landlord, Landlord, at the end of the stated term of this Lease, shall account for the surplus to Tenant. Notwithstanding any such election by Landlord to terminate Tenant's right to possession only, without terminating this Lease, Landlord may, at any time thereafter, terminate this Lease as provided in Paragraph B of this Section 18.

E. Any and all property which may be removed from the Premises by Landlord pursuant to the authority of this Lease or of law, to which Tenant is or may be entitled, may be handled, removed or stored in a commercial warehouse or otherwise by Landlord at the risk, cost and expense of Tenant, and Landlord shall in no event be responsible for the value, preservation or safekeeping thereof and Tenant, for itself and for any party claiming by, through or under Tenant, and for any party claiming any right in any personal property in the Premises, hereby waives and releases all claims against Landlord resulting from, or alleged to result from, Landlord's handling, removal or storage of such property, as aforesaid; and further, Tenant agrees to indemnify, defend and hold Landlord harmless from all such claims resulting from or alleged to result from, such activity by Landlord. Tenant shall pay to Landlord, upon demand, any and all expenses incurred in such removal and all storage charges against such property so long as the same shall be in Landlord's possession or under Landlord's control. Any such property of Tenant not removed from the Premises or retaken from storage by Tenant within thirty (30) days after the end of the term, however terminated, shall be conclusively deemed to have been forever abandoned by Tenant.

F. The non-prevailing party shall pay all costs, charges and expenses, including the fees of counsel, agents and others incurred by the prevailing party in enforcing its obligations hereunder. Tenant shall pay all such costs, charges and expenses incurred by Landlord in any litigation, negotiation or transaction in which Tenant causes Landlord, without Landlord's fault, to become involved or concerned.

G. If Tenant violates any of the terms and provisions of this Lease, or defaults in any of its obligations hereunder, other than the payment of rent or other sums payable hereunder, such violations may be restrained or such obligation enforced by injunction.

19. Eminent Domain. If the Building, or any portion thereof, which includes a substantial part of the Premises, shall be taken or condemned by any competent authority for any public use or purpose, the term of this Lease shall end upon, and not before, the date when the possession of the part so taken shall be required for such use or purpose, and without apportionment of the award. Current rent shall be apportioned as of the date of such termination. If any condemnation proceeding shall be instituted in which it is sought to take or damage any part of the Building, or the Real Estate, or if the grade of any street or alley adjacent to the Building is changed by any competent authority and such change of grade makes it necessary or desirable to remodel the Building to conform to the changed grade, Landlord shall have the right to cancel this Lease upon not less than ninety (90) days notice prior to the date of cancellation designated in the notice. No money or other consideration shall be payable by Landlord to Tenant for the right of cancellation, and the Tenant shall have no right to share in the condemnation award or in any judgment for damages caused by the change of grade.

20. Subordination or Superiority of this Lease. The rights and interest of Tenant under this Lease shall be subject and subordinate to any mortgage or trust deed that may hereafter be placed upon the Building or Real Estate or Property and to any and all advances to be made thereunder, and to the interest thereon, and to all renewals, replacements and extensions thereof. Any mortgagee or trustee may elect to give the rights and interest of Tenant under this Lease priority over the lien of its mortgage or trust deed. In the event of such election, and upon notification by such mortgagee or trustee to Tenant to that effect, the rights and interest of Tenant under this Lease shall be deemed to have priority over the lien of said mortgage or trust deed, whether this Lease is dated prior to or subsequent to the date of said mortgage or trust deed. Tenant shall promptly execute and deliver whatever instruments may be required for such purposes, and in the event Tenant fails so to do within ten (10) days after demand in writing, Tenant does hereby make, constitute and irrevocably appoint Landlord as its attorney in fact and in its name, place and stead so to do.

21. Sprinklers. If there now is or shall be installed in the Building a "sprinkler system" and such system or any of its appliances shall be damaged or injured or not in proper working order by reason of any act or omission of Tenant, Tenant's agents, servants, employees, licensees or visitors, Tenant shall forthwith restore the same to good working condition at its own expense, or if the Board of Fire Underwriters or Fire Insurance Exchange or any bureau, department or official of the state or city governments, requires or recommends that any changes, modifications, alterations or additional sprinkler heads or other equipment be made or supplied by reason of Tenant's business or the location of partitions, trade fixtures or other contents of the Premises, or for any other reason, or if any such changes, modifications, alterations, additional sprinkler heads or other equipment, become necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate as fixed by said Exchange, or by any fire insurance company, Tenant shall, at Tenant's expense, promptly make and supply such changes, modifications, alterations, additional sprinkler heads or other equipment.

22. Prior Occupancy and Holding Over by Tenant. In the event Tenant is permitted to occupy the Premises prior to commencement of the Term, then all the provisions of this Lease shall be in full force and effect commencing at such occupancy; such occupancy shall be on the basis of a month-to-month tenancy, and rent for such period shall be paid at the monthly rate set forth in Section 3. Tenant shall pay to the Landlord for each day Tenant retains possession of the Premises or any part thereof after termination hereof, by lapse of time or otherwise, double the amount of the daily rent then required by the terms hereof for the last monthly period prior to the date of such termination and also pay all damages sustained by Landlord by reason of such retention, or, if Landlord gives notice in writing to Tenant of Landlord's election thereof (and not otherwise), such holding over shall constitute renewal of this Lease for one year, but acceptance by Landlord of rent after such termination shall not constitute a renewal nor waive Landlord's right of re-entry or any other right.

23. Notice. In every instance where it shall be necessary or desirable for Tenant to serve any notice or demand upon Landlord, such notice or demand shall be sent by United States Registered or Certified Mail, postage prepaid, addressed to Landlord in care of the managing agent of the Building at the Office of the Building. Any notice or demand to be given by Landlord to Tenant shall be effective if given either by the Landlord or by the Rental Agent on behalf of the Landlord when mailed or delivered to the Premises, with a copy sent by United States Registered or Certified Mail, postage prepaid, addressed to Mr. David P. Downs at Ryan, Beck & Co., 80 Main Street, West Orange, New Jersey 07052-5414, or to such other address as may appear on the records of Landlord. Notice mailed as aforesaid shall be deemed to have been served at the time the same is posted.

24. Successors and Assigns. Each provision hereof shall extend to and shall, as the case may require, bind and inure to the benefit of Landlord and Tenant and their respective heirs, legal representatives, successors and assigns, provided that this Lease shall not inure to the benefit of any heir, legal representative, transferee or successor of Tenant except upon the prior written consent or election of Landlord, as provided in Section 16.

The term "Landlord" as used in this Lease means only the owner or the mortgagee in possession for the time being of the Real Estate and the Building (or the owner of a lease of the Building or of the Real Estate and the Building) of which the Premises form a part, so that in the event of any sale or sales of the Real Estate and the Building or of said lease, or in the event of a lease of the Building, or the Real Estate and the Building, Landlord shall be and hereby is entirely free and relieved of all covenants and obligations of Landlord hereunder, and it shall be deemed and construed without further agreement between or among any of the parties hereto, their successors and assigns, or any purchaser or lessee of the Building, or of the Building and Real Estate, that the said purchaser or said lessee, as the case may be, has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder.

25.  Insurance.

A. Waiver of Subrogation. Landlord and Tenant each hereby waive any and every claim for recovery from the other for any and all loss of or damage to the Building or Premises or to the contents thereof, which loss or damage is covered by valid and collectible physical damage insurance policies, to the extent that such loss or damage is recoverable under said insurance policies. Inasmuch as this mutual waiver will preclude the assignment of any such claim by subrogation (or otherwise) to an insurance company (or any other person), Landlord and Tenant each agree to give to each insurance company which has issued, or in the future may issue, to it policies of physical damage insurance, written notice of the terms of this mutual waiver and to have said insurance policies properly endorsed, if necessary, to prevent the invalidation of said insurance coverage by reason of said waiver.

B. Coverage. Tenant shall purchase and maintain insurance during the entire Term for the benefit of Tenant and Landlord (as their interest may appear) with terms, coverage and in companies reasonably satisfactory to Landlord, and with such reasonable increases in limits as Landlord may from time to time request, but initially Tenant shall maintain the following coverages in the following amounts:

(i) Comprehensive General Liability Insurance covering the Tenant and Landlord, Landlord's beneficiary and Landlord's Management Agent for claims of bodily injury, personal injury and property damage arising out of Tenant's operations, assumed liabilities or use of the Premises for limits of liability not less than:

Bodily Injury Liability	$3,000,000 each occurrence
		$3,000,000 annual
aggregate
Personal Injury Liability	$3,000,000 annual aggregate
		0% Insured's participation
Property Damage Liability	$2,000,000 each occurrence
		$2,000,000 annual
aggregate

(ii) Physical Damage Insurance covering all additions, improvements and alterations to the Premises and all office furniture, trade fixtures, office equipment, merchandise and all other items of Tenant's property on the Premises. Such insurance shall be written on an "all risks" of physical loss or damage basis, for the full replacement cost value of the covered items and in amounts that meet any coinsurance clauses of the policies of insurance.

Tenant shall, prior to the commencement of the Term, furnish to Landlord certificates evidencing such coverage, which certificates shall state that such insurance coverage may not be changed or cancelled without at least ten (10) days' prior written notice to Landlord and Tenant and shall name Landlord and Landlord's Management Agent as additional insureds.

C. Avoid Action Increasing Rates. Tenant shall comply with all applicable laws and ordinances, all orders and decrees of court and all requirements of other governmental authorities, and shall not, directly or indirectly, make any use of the Premises which may thereby be prohibited or be dangerous to person or property, which may jeopardize any insurance coverage or may increase the cost of insurance or require additional insurance coverage. If by reason of the failure of Tenant to comply with the provisions of this subparagraph 25. C., any insurance coverage is jeopardized or insurance premiums are increased, Landlord shall have the option either to terminate this Lease or to require Tenant to make immediate payment of the increased insurance premium.

26.  Miscellaneous.

A. Wherever there is provided in this Lease a time limitation for performance by the Landlord of any construction, repair, maintenance or service, the time provided for shall be extended for as long as and to the extent that delay in compliance with such limitation is due to an act of God, strikes, governmental control or other factors beyond the reasonable control of the Landlord.

B. If any provision of this Lease or application to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Lease or the application of such provisions to such person or circumstances, other than those as to which it is so determined invalid or unenforceable to any extent, shall not be affected thereby, and each provision hereof shall be valid and shall be enforced to the fullest extent permitted by law.

C. The headings of sections are for convenience only and do not define, limit or construe the contents of such sections or subsections. References made in this Lease to numbered sections and subsections shall refer to numbered sections or subsections of this Lease unless otherwise indicated.

D. This Lease is to be executed in counterpart, each of which executed counterpart shall constitute an original.

E. Each of the parties agrees, at the request of the other to execute such instruments or documents as any party may reasonably request, acknowledging: the "Substantial Completion Date", the date of commencement of rentals; the commencement and expiration dates of this Lease; the Expenses and Taxes for any calendar year; the Rent Adjustment for any calendar year; the Rent Adjustment Deposit; the number of rentable square feet demised to the Tenant; the Annual Base Rent; the Monthly Base Rent; and the compliance or non-compliance by any party with any of the terms or provisions of this Lease; and to evidence such other or further matters as may be so reasonably requested.

F. Tenant represents that it has not dealt with any real estate broker in connection with this Lease other than Miglin-Beitler Management Corporation, and, to its knowledge, no other broker initiated or participated in the negotiation of this Lease, submitted or showed the Premises to Tenant or is entitled to any commission in connection with this Lease. Tenant hereby agrees to indemnify, defend, and hold Landlord harmless from and against any and all claims of any other real estate broker alleging that Tenant has retained such broker.

G. No receipt of money by Landlord from Tenant after the termination of this Lease, the service of any notice, the commencement of any suit or final judgment for possession shall reinstate, continue or extend the term of this Lease or affect any such notice, demand, suit or judgment.

H. No waiver of default of Tenant shall be implied, and no express waiver shall affect any default other than the default specified in such waiver and that only for the time and to the extent therein stated. The invalidity or unenforceability of any provision of this Lease shall not affect or impair any other provision.

1. Clauses, plats and riders, if any, signed by Landlord and Tenant and endorsed on or affixed to this Lease are part hereof and in the event of variation or discrepancy, the duplicate original hereof, including such clauses, plats and riders, if any, held by Landlord shall control.

1. Submission of this instrument for examination or signature by Tenant does not constitute a reservation of or option for lease, and it is not effective as a lease or otherwise until execution and delivery by both Landlord and Tenant.

K. This Lease and Exhibits form an integral part hereof and set forth all the covenants, promises, agreements, conditions or understandings between the parties hereto concerning the Premises and the subject matter of this Lease. There are no covenants, promises, agreements, conditions or understandings, either oral or written, between the parties hereto other than as herein set forth and, in particular, no representations or warranties of the Landlord not expressed herein are to be implied. Except as herein otherwise provided, no alterations, amendment or change of, or addition to this Lease shall be binding upon the parties hereto unless in writing and signed by Landlord and Tenant.

27.  Cancellation Options.

A. In the event Landlord is unable to deliver possession of the Premises to Tenant on or before June 1, 1997, Tenant shall have the right to terminate this Lease by giving written notice thereof to Landlord prior to any such delivery of possession.

B. Provided that the existing tenant of the Building that has an existing expansion option with respect to the Premises has exercised such expansion option, Landlord shall have the right to terminate this Lease effective as of July 31, 1998 by notifying Tenant of its election in a written notice given to Tenant not later than September 1, 1997.

28. Exoneration Clause. This Lease is executed by COLE TAYLOR BANK, not personally, but as Trustee as aforesaid, in the exercise of the power and authority conferred upon and vested in it as Trustee, and under the express direction of the beneficiaries of the said Trust.

It is expressly understood and agreed that nothing herein shall be construed as creating any liability whatsoever against said Trustee personally; and in particular, without limiting the generality of the foregoing, there shall be no personal liability to pay any indebtedness accruing hereunder or to perform any covenant, either express or implied, herein contained, or to keep, preserve, or sequester any property of said Trust, and that all personal liability of said Trustee of every sort, if any, is hereby expressly waived by said Tenant, and by every person now or hereafter claiming any right or security hereunder; and that so far as the said Trustee is concerned, the owner of any indebtedness or liability accruing hereunder, shall look solely to the assets of said Trust and the proceeds thereof for the payment thereof.

It is further understood and agreed that the said Trustee merely hold naked title to the Property herein described and has no control over, and under this Lease and assumes no responsibility for:

A.  Management or control of such Property.
B.  The upkeep, inspection, maintenance or repair of such Property.
C.  The collection of rents or the rental of such Property.
D. The conduct of any business which is carried on upon such Property.

IN WITNESS WHEREOF, this instrument has been duly executed by the parties hereto, as of the date first above written.

LANDLORD:

COLE TAYLOR BANK, not individually or personally, but solely and only as Trustee as aforesaid by:

TENANT: /s/ Kenneth E. Piekut, Vice President

RYAN BECK & CO., a New Jersey corporation: /s/ Leonard J. Stanley, Senior Vice President and Chief Financial Officer




TENANT'S ACKNOWLEDGEMENT

STATE OF NEW JERSEY

COUNTY OF ESSEX 	SS:

I, the undersigned, a Notary Public in and for said County, in the State aforesaid, DO HEREBY CERTIFY THAT Leonard J. Stanley,
personally known to me to be the SVP/CFO/CAO	 of Ryan, Beck & Co.,
and personally known to me to be the same person whom name is subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that as such in his capacity as CFO &
CAO he signed and delivered said instrument as his free and voluntary act and as the free and voluntary act and deed of said corporation, for the uses and purposes therein set forth.

GIVEN under my hand and Notarial seal this 5th day of May, 1997

/s/ Nora Castillo
Notary Public



LANDLORD'S ACKNOWLEDGEMENT


STATE OF ILLINOIS
	SS:
COUNTY OF C O O K

I, the undersigned, a Notary Public in and for said County, in the State aforesaid, DO HEREBY CERTIFY THAT Kenneth E. Piekut of the Cole Taylor Bank, Landlord, personally known to me to be the same persons whose names are subscribed to the foregoing instrument as such Vice President, appeared before me this day in person and acknowledged that he signed and delivered said instrument as his free and voluntary act and as the free and voluntary act and deed of said corporation, for the uses and purposes therein set forth.

GIVEN under my hand and Notarial seal this 9th day of May, 1997

/s/ MARITZA CASTILLO
NOTARY PUBLIC STATE OF ILLINOIS


EXHIBIT A
MADISON PLAZA
PLAN OF PREMISES

EXHIBIT B

MADISON PLAZA

RULES AND REGULATIONS

1. Removal Permit. Tenant shall list all furniture, equipment and similar articles Tenant desires to remove from the Premises or the Building and deliver a copy to Landlord and procure a removal permit from the Office of the Building authorizing Building employees to permit such articles to be removed.

2. Doors to be Locked. Before leaving the Premises unattended, Tenant shall close and securely lock all doors and transoms and shut off all utilities in the Premises. Any damage resulting from failure to do so shall be paid by Tenant.

3. Signs. Tenant shall not paint, display, inscribe or affix any sign, trademark, picture, advertising, notice, lettering or direction on any part of the outside or inside of the Building or on the Premises, except on the public hallway doors of the Premises, and then only such name or names or matter and of such color, size, style, character and material as shall be first approved by Landlord, in writing. Landlord reserves the right to remove any other matter, without notice to Tenant and at the cost and expense of Tenant.

4. Sound Devices. Tenant shall not place any radio or television antenna on the roof or on or in any part of the inside or outside of the Building other than the inside of the Premises, or operate or permit to be operated any musical or sound producing instrument or device inside or outside the Premises which may be heard outside the Premises, or operate any electrical device from which may emanate electrical waves which my interfere with or impair radio or television broadcasting or reception from or in the Building or elsewhere.

5. Nuisances. Tenant shall not bring or permit to be in the Building any bicycle or other vehicle, or dog (except in the company of a blind person) or other animal or bird; make or permit any notice, vibration or odor to emanate from the Premises; or do anything therein tending to create, or maintain, a nuisance; or disturb, solicit or canvass any occupant of the Building, or do any act tending to injure the reputation of the Building.

6. Cleanliness and Obstruction of Public Areas. Tenant shall not place anything or allow anything to be placed near the glass of any door, partition or window which may be unsightly from outside the Premises; or take or permit to be taken in or out of other entrances of the Building, or take or permit on other elevators, any item normally taken in or out through the trucking concourse or service doors or in or on freight elevators; or, whether temporarily, accidentally, or otherwise, allow anything to remain in place or store anything in, or obstruct in any way, any passageway, exit, stairway, elevator, shipping platform or truck concourse.

Tenant shall lend its full cooperation to keep such areas free from all obstruction and in a clean and sightly condition and move all supplies, furniture and equipment as soon as received directly -to the Premises and move all such items and waste, other than waste customarily removed by employees of the Building, being taken from the Premises, directly to the shipping platform at or about the time arranged for removal therefrom.

7. Additional Locks. Tenant shall not attach or permit to be attached additional locks or similar devices to any door, transom or window, or change existing locks or the mechanism thereof; or make or permit to be made any keys for any door other than those provided by Landlord. (If more than two keys for one lock are desired, Landlord will provide them upon payment therefor by Tenant.)

8.  Overload Any Floor. Tenant shall not overload any- floors.

9. Defacing Premises. Tenant shall not do any painting or decorating in the Premises; or mark, paint, cut or drill into, drive nails or screws into, or in any way deface any part of the Premises or the Building, outside or inside, without the prior written consent of Landlord. (If Tenant desires signal, communication, alarm or other utility or service connections installed or changed, the same shall be made by and at the expense of Tenant, with the approval and under direction of Landlord.)

10. Special Freight Elevator Service for Tenant. Upon written application by Tenant, and approval thereof by Landlord, Landlord shall furnish freight elevator service for Tenant at times other than those times provided for in the Lease at rates for such usage from time to time maintained in effect by Landlord.


EXHIBIT 10.11

EMPLOYMENT AGREEMENT

This AGREEMENT, made as of April 7, 1997, by and between RYAN, BECK & CO., INC., a corporation organized under the laws of the State of New Jersey, with its principal office at 80 Main Street, West Orange, New Jersey 07052 (the "Company") and JAY SUSKIND (the "Executive").

W I T N E S S E T H:

WHEREAS, the Company wishes to employ the Executive as Senior Vice President in charge of Equity Trading; and

WHEREAS, the Executive wishes to be employed by the Company in such capacity;

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein set forth, the parties agree as follows:

1.	Employment and Duties.

(a)	The Company shall employ the Executive, during the term of
this Agreement and subject to the terms and conditions contained herein, as Senior Vice President in charge of Equity Trading. The Executive shall perform such duties and services and in such manner as are customarily performed by persons in such position in the securities brokerage business. In addition, the Executive shall perform such duties and services as may from time to time be determined and assigned to the Executive by the President or the Board of Directors of the Company.

(b)	The Executive shall devote sufficient time, attention, and
energies to properly perform his duties and services under this Agreement (allowing for reasonable vacation periods as established by the personnel policies of the Board of Directors) and shall not during the term of this Agreement be engaged in any other business activity which will impair his ability to properly perform his duties and services hereunder.

(c)	The Executive agrees that he will not, without the prior
approval of the Board of Directors, undertake any activity or position of responsibility (i) which conflicts with or competes with the business of the Company; or (ii) whether or not it is related to the business of the Company, which will materially inhibit the performance of his duties hereunder.


2.	Term.

The Executive's employment under this Agreement shall be for a period of one (1) year, commencing as of date hereof.

3.	Compensation.

(a) 	During the term of this Agreement, subject to the provisions herein regarding resignation, termination, death and disability, the Executive shall be entitled to receive a salary in connection with his services hereunder in the amount of $120,000 per annum (including a bonus or bonuses if declared by the Board of Directors in its discretion). Such salary shall be payable in such manner and at such times as are consistent with the payroll practices of the Company.

(b)	The Company shall also cause the Executive to receive, in
addition to his salary, all other employee benefits offered to employees of the Company of similar seniority, plus reimbursement for ordinary and necessary expenses incurred while acting on behalf of the Company.

4.	Disability of the Executive.

If the Executive is unable to perform his regular duties and services by reason of incapacity or illness for a period of sixty
(60) days during any twelve month period; this Agreement shall terminate automatically; provided, however, the Company reserves the right to otherwise terminate this Agreement in the event that the Executive has multiple periods of disability which, in the aggregate, total sixty (60) days. In the event of termination of this Agreement pursuant to this Section 4, all rights of the Executive under this Agreement shall terminate as of the effective date of termination, other than the right to receive any salary earned but unpaid as of such date.

5.	Termination and Severance Pay.

This Agreement may be terminated during its term as follows:

(a)	Involuntary Termination Without Cause.

(i)	The Company may terminate this Agreement without cause upon
thirty (30) days' written notice to the Executive.

(ii)	In such  event, the Company shall pay severance pay to the
Executive in an amount equal to the amount of salary which would otherwise be payable to Executive under this Agreement. The severance pay shall be paid in a lump sum, within thirty (30) days after the effective date of termination.

(iii)	The notice period set forth in Section 5(a)(1) hereof is
intended solely as a convenience in order to provide for an orderly transition and, at the Company's sole option, may be waived by the Company; provided, however, that in the event of such waiver by the Company, the Company shall pay to Executive an amount equal to thirty (30) days compensation.

(b)	Involuntary termination with Cause.

 In the event that the Executive engages in conduct which, in the sole determination of the Company, is contrary to the best interests of the Company including, but not limited to the commission of a felony or perpetration of a common law fraud, the Company may terminate this Agreement for cause by giving written notice to the Executive stating that it is the Company's intention to terminate the Agreement effective immediately, and the Agreement shall so terminate. All rights of Executive under this Agreement shall terminate as of the effective date of such termination, other than the right to receive any salary earned but unpaid as of such date.

(c)	Notice of Resignation.

Notwithstanding anything contained herein to the contrary, the right of the Executive to receive any payment or benefit under Sections 5(a)(ii) and (iii) shall be conditioned upon the execution by the Executive of (i) a notice of resignation from any position(s) he holds with the Company and (ii) a confidentiality agreement and a mutual release with the Company (concerning its subsidiaries and affiliates, and its present and former officers, directors, and employees), in substantially the form attached hereto as Attachment A, with blanks appropriately completed.

6.	Notice.

Any notice to be given by either party under this Agreement shall be in writing, mailed by certified mail with return receipt requested, and addressed to the other party at the address stated herein or such other address as may subsequently have been furnished by such other party in writing. Any such notice shall be deemed to have been given on the date of mailing. Notices to the Company shall be sent to its National Headquarters/Northeast at:

80 Main Street
West Orange, New Jersey 07052;

and notices to the Executive shall be sent to him at:

116 Castlepointe Blvd.
Piscataway, New Jersey  08854

7.	Governing Law.

This Agreement has been executed and delivered in the State of New Jersey and shall in all respects be governed by and construed and enforced in accordance with the laws of New Jersey, including all matters of construction, validity, and performance.

8.	Entire Agreement.

This Agreement constitutes the entire agreement of the parties with respect to the Executive's employment and his compensation therefor; provided, however, that this Agreement shall not limit or in any way affect the rights, duties, or obligations that the Executive may have under any benefit plan of the Company, including, but not limited to, any pension plan, profit-sharing plan, or medical or health plan, except as may specifically be set forth herein.

9.	Acknowledgment.

Executive acknowledges that he has read the terms of this Agreement, that he has been offered the opportunity by the Company to discuss it with an attorney of his choice, and that he understands its terms and effects. Neither the Company, nor its respective agents, representatives or attorneys have made any representations to the Executive concerning the terms or effects of this Agreement other than those contained herein.

10.	Modifications, etc.

No modification, amendment, or waiver of any of the provisions of this Agreement shall be effective unless in writing specifically referring to this Agreement and signed by both parties.

11.	Enforcement of Agreement.

The failure of either party at any time to enforce any of the provisions of this Agreement or to require performance by the other party of any of the provisions hereof shall not operate as or be construed as a waiver of such provisions or to affect either the validity of this Agreement, or any part hereof, or the right of either party thereafter to enforce each and every provision in accordance with the terms of this Agreement.

12.	Severability.

The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects and to the fullest extent permitted by law as if such invalid or unenforceable provision were omitted.

13.	Binding Agreement; Assignment.

This Agreement shall be binding upon and shall inure to the benefit of the Company and any legal successor to the Company shall be deemed to be substituted for the Company under the provisions hereof.

This Agreement shall also be binding upon and shall inure to the benefit of the Executive, his heirs, executors and legal representatives. This Agreement may not be assigned by the Executive. The Company shall have the right to assign this Agreement and all of its rights hereunder to any subsidiary, successor or affiliate.

14.	Arbitration.

Any claims, controversies, demands, disputes or differences between or among the parties hereto or any persons bound hereby arising out of, or by virtue of, or in connection with, or otherwise relating to this Agreement shall be submitted to and settled by arbitration conducted in Newark, New Jersey before one or three arbitrators, each of whom shall be knowledgeable in the fields of employment law and investment banking. Such arbitration shall otherwise be conducted in accordance with the rules then obtaining of the American Arbitration Association. The parties hereto agree to share equally the responsibility for all fees of the arbitrators, abide by any decision rendered as final and binding, and waive the right to appeal the decision or otherwise submit the dispute to a court of law for a jury or non-jury trial. The parties hereto specifically agree that neither party may appeal or subject the award or decision of any such arbitrator(s) to appeal or review in any court of law or in equity or by any other tribunal, arbitration system or otherwise. Judgement upon any award granted by such an arbitrator(s) may be enforced in any court having jurisdiction thereof.


IN WITNESS WHEREOF, the parties have executed this Agreement on the day and date first above written.


ATTEST:						RYAN, BECK & CO., INC.
/s/ Lisa A. Willey					By: /s/ Ben A. Plotkin
							BEN A. PLOTKIN, President

WITNESS: 						/s/ Jay Suskind
/s/ Lisa A. Willey					JAY SUSKIND




ATTACHMENT A












Ryan, Beck & Co., Inc.
80 Main Street
West Orange, NJ 07052

Re:	Termination of Employment

Gentlemen:

Pursuant to the provisions of Section 5 of that certain employment agreement (the "Agreement"), dated April 7, 1997, by and between myself and Ryan, Beck & Co., Inc. (the "Company"), my employment with the Company has been terminated as of _______. This letter is the Notice of Resignation, Confidentiality Agreement and Mutual Release (the "Release Agreement") described in Section 5(c) of the Agreement.

In consideration of (i) the compensation payable to me pursuant to
Section 5 of the Agreement; (ii) other good and valid consideration to which I would not otherwise be entitled ("Additional Consideration"), the receipt and sufficiency of which is hereby acknowledged; and (iii) the mutual covenants and premises contained herein and intending to be legally bound hereby, I hereby:

1.	Resign from all positions with the Company and its
subsidiaries (including, without limitation, as Senior Vice
President in Charge of Equity Trading and otherwise as an officer, employee, representative or agent) effective immediately.

2.	Release the Company from any and all obligations under the
Agreement, other than post-employment obligations, if any.

3.	Release the Company (including its subsidiaries and affiliates and its present and former officers, directors, employees and agents), from all claims and rights which I may have against the Company, including those of which I am not aware, except for claims and rights arising from (i) the Company's obligations under the terms of this letter, (ii) post-employment obligations, if any, arising under the Agreement or (iii) obligations regarding the benefit plans of the Company as to which I am a beneficiary. This applies to claims, known or unknown, from the beginning of the world to the date of this Release Agreement, including without limitation claims under the Age Discrimination in Employment Act
(the "ADEA") and the Law Against Discrimination (New Jersey)
("LAD"). To the extent this release also covers all past and present officers, directors, employees and agents of the Company, it does so except for matters completely unrelated to the business and operation of the Company. This release will bind anyone who succeeds to my rights including, but not limited to, my heirs and beneficiaries.

4.	Acknowledge that I was advised in writing to consult with an attorney before signing this Release Agreement, and that the Company advised me that I had twenty-one (21) calendar days within which to consider this Release Agreement before signing it.

5.	Acknowledge that I understand that I have seven (7) calendar days after executing this Release Agreement within which to revoke the waiver and release of ADEA and LAD claims only. The waiver and release of all other claims is effective immediately upon the execution of this Agreement; provided, however, that payment of severance, if any, shall not be made until such date and provided, further that in the event of a revocation as provided below, I shall not be entitled to receive the Additional Consideration.

6.	Acknowledge that I have had the opportunity to investigate any potential claims against the Company and that I am waiving any such claims.

7.	Acknowledge that I fully understand the terms of this
Agreement; that I am entering into it voluntarily without any coercion on the part of any person; and that I was given adequate time to consider all implications and to freely and fully consult with and seek the advice of whomever I deemed appropriate.

8.	Agree that for a period of two years from the date of
termination I will not (i) solicit or cause to be solicited the employment of or employ, directly or indirectly, any person who is now employed by the Company, (ii) at any time influence any employee of the Company to give less than his/her undivided loyalty to the Company or (iii) solicit or cause to be solicited any current client of the Company.

9.	Agree that I will not disclose any information about the
business or operation of the Company to any competitor, customer of the Company, the public at large or any other third person and I further agree that I will not speak badly of the Company or its officers, directors, or employees.

10.	Acknowledge that the provisions and restrictions set forth in
Paragraphs 7 and 8 hereof are reasonable and necessary for the protection of the legitimate interests of the Company; that in the event of a material breach or threatened breach of any of these provisions or restrictions, the Company may have no adequate remedy at law, and could result in irreparable harm to the Company; and the Company shall be entitled, in addition to other remedies which may be available to it, to institute and maintain proceeding at law and/or in equity, to recover damages and/or to obtain specific performance or an injunction.

11.	Acknowledge that each provision hereof, including without
limitation the periods of time and types and scopes of restrictions on the activities of such person specified herein are and are intended to be divisible, and if any portion hereof (including any sentence, clause or part) shall be held contrary to law or invalid or unenforceable in any respect in any jurisdiction, or as to one or more periods of time, areas or business activities or any part thereto, the remaining provisions shall not be affected but shall remain in full force and effect as to the other remaining parts, and any such invalid or unenforceable provision shall be deemed, without further action on the part of any person, modified, amended and limited to the extent necessary to render the same valid and enforceable in such jurisdiction.



Very truly yours,




AGREED AND ACCEPTED:
Ryan, Beck & Co., Inc. and Subsidiaries




Dated:

EXHIBIT 10.12

AMENDMENT TO EMPLOYMENT AGREEMENT

This Amendment to the Amended and Restated Employment Agreement dated as of the 26th day of December 1995 (the "Employment
Agreement"), by and between Ryan, Beck & Co., 1nc. (the "Company") and Ben A. Plotkin (the "Executive") is hereby made as of this 18th day of March, 1997.

WHEREAS, the parties hereto desire to amend the Employment
Agreement upon the following terms and conditions:

NOW, THEREFORE, the parties hereto, intending to be legally bound hereby and in consideration of the mutual covenants herein contained, the Employment Agreement is hereby amended as follows:

1. The paragraph reading "WHEREAS, the Executive is currently serving as an Executive Vice President of the Company" shall be deleted in its entirety and in lieu thereof the following paragraph shall be substituted "WHEREAS, the Executive has been appointed President of the Company and Chairman of the Senior Management -Committee."

2. Paragraph 1(a) shall be deleted in its entirety and in lieu thereof the following shall be substituted:

(a) The Company shall employ the Executive, during the term of this Agreement and, subject to the terms and conditions contained herein, in the position of President and Chairman of the Senior Management Committee. During the term hereof. the Company shall take such action as is necessary to nominate Executive to stand for election as a director of the Company.

3. A new paragraph I (b) shall be inserted as follows and existing paragraphs I (b)-(d) shall be relettered accordingly:

(b) As Chairman of the Senior Management Committee, the Executive shall serve as the Chief Executive Officer of the Company with full authorization to speak in the name and on behalf of the Company and to enter into and execute documents on behalf of the Company as Chief Executive Officer. The Executive, as President of the Company, is authorized to delegate certain policy making functions to members of the Senior Management Committee.

4. 	Any capitalized terms not otherwise defined herein shall have the same meaning as is ascribed to such term in the Employment
Agreement.

5. Except as otherwise provided herein, all the terms and conditions of the Employment Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first written above.



ATTEST:	RYAN, BECK & CO., INC.


By:	Name: Fenwick H. Garvey
	Title: Chairman of the Board

[Corporate Seal]


WITNESS:                            EXECUTIVE

/s/ Mildred Santillo	By: /s/ Ben A. Plotkin
	Ben A. Plotkin

EXHIBIT 10.14

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

This AGREEMENT, made as of the 3rd day of June 1997, shall constitute an amendment and restatement of that certain amended and restated employment agreement (the "Original Agreement"), dated September 26, 1994, as amended on December 14, 1995, by and between RYAN, BECK & CO., INC., a corporation organized under the laws of the State of New Jersey, with its principal office at 80 Main Street, West Orange, New Jersey 07052 (hereinafter the "Company"), and FENWICK H. GARVEY, whose address is 80 Tulip Road, Llewellyn Park, West Orange, New Jersey 07052 (hereinafter the "Executive").

W I T N E S S E T H:

WHEREAS, pursuant to the Original Agreement, Executive currently serves as the Chairman of the Board of Directors of the Company
(the "Board"); and

WHEREAS, it is the desire of the Executive and the Company to amend the terms and provisions of the Original Agreement as hereinafter provided.

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein set forth, the parties agree as follows:

1.	Employment and Duties.

(a)	The Company has received a letter of resignation dated May 14,
1997, a copy of which is attached hereto as Exhibit A, from Executive resigning from the positions of Chairman of the Board of the Company and all committees thereof and Director of the Company, which resignation the Board may accept "as appropriate." Pursuant to such letter of resignation, the Board has accepted Executive's resignation as Chairman of the Board and Chairman of all committees thereof and will accept Executive's resignation as a Director of the Company on the date on which one or more additional outside directors of the Company is or are appointed by the Board and such director or directors accepts such appointment. During the term of this Agreement and subject to the terms and conditions contained herein, the Company shall continue to employ Executive as Senior Advisor to the Board.

(b)	If and when reasonably requested by the Chairman of the Board, any committee of the Board or the Board, Executive shall provide consulting services based on Executive's current knowledge and experience to the Chairman of the Board, such committee of the Board or the Board, as the case may be, of such character and in such manner as are usually and customarily performed by persons in such positions in the securities, investment banking and bank consulting businesses. The Executive's duties and services shall be performed under the general supervision of the Board in accordance with Company's policies, as established by the Board.


(c)	The Executive shall devote sufficient time, attention and
energies to properly perform his duties and services under this Agreement and shall not be required to be physically present at the Company's offices on any predetermined schedule or for any required minimum number of hours per week or month and shall not during the Term be engaged in any other business activity which will impair his ability to properly perform his duties and services hereunder.

(d)	The Executive agrees that he will not, without the prior
written approval of the Board, undertake any employment with any other firm, corporation or entity, that competes with the business of the Company, during the Term. It is agreed that the foregoing shall not restrict Executive's ability to act as an employee of any entity for the conduct of his personal or family financial affairs which is controlled by Executive.

(e) 	Subsequent to the Term, the Executive will continue to provide to the Company the services provided hereunder; provided, however, he shall not be obligated to spend more than two hours per month providing such services.

2.	Term.

The term of this Agreement shall be for ten (10) years commencing on the date hereof (the "Term"). The Term shall be comprised of three sub-terms, the first of which shall be for two (2) years, commencing on the date hereof (the "Initial Term"); the second of which shall be for three (3) years, commencing on the second anniversary of the date hereof (the "Second Term"); and the third of which shall be for five (5) years, commencing on the fifth anniversary of the date hereof (the "Third Term").

3.	Compensation.

(a)	During the Initial Term, the Company shall pay to the
Executive, in accordance with its payroll practices, a guaranteed salary in the amount of $125,000 per annum.

(b)	During the Second Term, the Company shall pay to the
Executive, in accordance with its payroll practices, a guaranteed salary in the amount of $115,000 per annum.

(c)	During the Third Term, the Company shall pay to the Executive, in accordance with its payroll practices, a guaranteed salary in the amount of $50,000 per annum.

(d)	The termination of this Agreement for any reason shall not
relieve the Company of its obligations to pay the guaranteed salary payments provided for in sections 3(a), 3(b) and 3(c) hereof to the Executive (or to the Executive's estate or his designated beneficiaries in the event of the death of the Executive); provided, however, that (i) upon the death of or voluntary resignation (in accordance with the provisions of Section 4(a) hereof) by the Executive, the Company's obligation to pay the guaranteed salary payments provided for in Section 3(c) hereof to the Executive shall immediately terminate; (ii) upon the termination of this Agreement for cause (in accordance with the provisions of Section 4(b) hereof), the Company's obligation to pay the guaranteed salary payments provided for in Section 3(c) hereof to the Executive shall immediately terminate and the Company shall instead be required to pay to Executive after the Executive executes a notice of resignation from any position(s) he holds with the Company, a confidentiality agreement, and a mutual release with the Company (concerning its subsidiaries and affiliates, and its present and former officers, directors, and employees), in the form attached hereto as Exhibit B with blanks appropriately completed, a maximum of $50,000 for the remaining unexpired portion (if any) of the Third Term; and (iii) if this Agreement is terminated in accordance with the provisions of Section 4(c) hereof, all of the Company's obligations to be performed during the Term shall immediately terminate and the Company shall be required to, concurrent with effectiveness of such termination, pay all guaranteed salary payments provided for in Sections 3(a), 3(b) and 3(c) hereof to the Executive in one lump sum payment.

(e)	During the Term, the Company shall also cause the Executive to receive, in addition to his salary, all other employee benefits (including contributions to any profit-sharing plan) in effect or hereafter to be offered by the Company, plus reimbursement for ordinary and necessary expenses incurred while acting on behalf of the Company. The Company shall provide health related benefits to Executive, at least in the amount presently provided (subject to any non-discriminatory, Company-wide, changes in the terms and conditions of health benefits provided by the Company (including co-payment) to its employees as the Company may institute from time to time), and, at Executive's election, to his spouse and/or children until the death of Executive and any such spouse, whether or not Executive is during such continuance of benefits employed by the Company. Such continuation of benefits shall survive the termination of this Agreement whether or not this Agreement is terminated upon the resignation of Executive, by the Company with or without cause, upon disability of Executive or pursuant to
Section 4(c) hereof. Notwithstanding the foregoing, such benefits shall cease (i) as to the Executive and his spouse upon the commencement of Executive's employment or (ii) as to his spouse only, upon the commencement of his spouse's employment, by another company or other entity (not including self employment) which actually provides comparable medical benefits for which the Executive and/or the spouse, as may be applicable, is eligible at such other company's expense.

(f)	During the Term and subject to Section 3(g) below, Executive shall be entitled to receive incentive bonuses (the "Bonuses") payable concurrent with and in similar form as the bonuses payable to senior executives of the Company. The amount of the annual
Bonus shall equal the product of thirty three percent (33%) multiplied by the Net Trading Income. "Net Trading Income" means the gross income realized in any fiscal year (or such lesser period for the first and last Bonuses based on the commencement date of this Agreement and the termination date of this Agreement, respectively) ("Fiscal Year") by the Company as a result of the trading activities of Executive for the account of the Company as determined on a mark to market basis in accordance with the Company's accounting practices and procedures, less all (i) gross losses realized in such Fiscal Year by the Company as a result of the trading activities of Executive for the account of the Company as determined on a mark to market basis in accordance with the Company's accounting practices and procedures; and (ii) expenses incurred by the Company in such Fiscal Year for establishing and maintaining appropriate equipment for the use by Executive at a location other than the Company's principal headquarters. The Company shall not be obligated to pay any other bonuses to Executive.

(g)	Notwithstanding anything to the contrary contained in Section
3(f) above, in the event the Company pays bonuses to its senior executives on a semi-annual basis, the Company may, in the sole and absolute discretion of the Board, pay to Executive an advance on the Bonus. The parties acknowledge and agree that the Bonus shall be calculated on a Fiscal Year basis and any amounts paid on a semi-annual basis shall be deemed an advance on amounts due and owing based upon such Fiscal Year calculation.

(h)	All cash payments to Executive in accordance with the
provisions of this Section 3 shall be reported to the Internal Revenue Service on Form W-2. The parties acknowledge and agree that the services and equipment to be provided for the benefit of Executive pursuant to Section 5 hereof are necessary and required for the employment of Executive during the term hereof and for the services and equipment to be provided thereafter pursuant to
Section 1(e), and that value of such services shall not be reported by the Company, unless legally required, to the Internal Revenue Service on Form W-2.

4.	Termination.

This Agreement may be terminated during its term as follows:

(a)	Voluntary Resignation.  The Executive may terminate this
Agreement without cause by voluntary resignation upon thirty (30) days' written notice to the Company.

(b)	Involuntary termination for cause.  In the event that the
Executive (i) engages in willful misconduct or gross negligence in his performance of the services contemplated by this Agreement (after Executive's receipt of written notice from and the opportunity to be heard by the Board), or (ii) (a) is convicted of a crime of the first or second degree as defined by relevant New Jersey law or (b) otherwise commits a crime which results in the revocation of or otherwise prevents Executive from maintaining any current or appropriate securities or regulatory licenses, the Company may terminate this Agreement, for cause, upon the unanimous vote of the members of the Board present, in person or by telephone, at a meeting of the Board held upon not less than 24 hours confirmed notice to all Board members, by giving written notice to the Executive stating that the Company elects to terminate the Agreement effective immediately, and the Agreement shall so terminate.

(c)	Termination by Board.  The Company may, at any time, terminate this Agreement upon the unanimous vote of the members of the Board present, in person or by telephone, at a meeting of the Board held upon not less than 24 hours confirmed notice to all Board members. Upon a termination of this Agreement in accordance with the provisions of this Section 4(c), Executive shall be entitled to the rights enumerated in Section 3(d)(iii) hereof.

(d)	Liquidation of the Company.  In the event that (i) the Board of Directors votes to liquidate the Company, (ii) the Company sells twenty five percent (25%) or more of the assets of the Company on a consolidated basis, as determined in accordance with generally accepted accounting principles, to a third party or (iii) the equity capital of the Company, as determined in accordance with generally accepted accounting principles (but not as determined for regulatory accounting purposes), shall be less than five million dollars ($5,000,000), then this Agreement shall terminate and the Company shall purchase an annuity from a mutually acceptable
Company for the benefit of the Executive in an amount sufficient to pay the remaining (if any) guaranteed salary payments to Executive during the Term. The Company shall also make provisions for the continuation of Executive's and/or Executive's spouse's health benefits as contemplated by Section 3(e) hereof.

5.	Additional Matters.

(a)	For the term hereof, and for so long as Executive desires, the
Company shall continue to provide part-time secretarial support to Executive. Notwithstanding the foregoing, the Company shall, during the Term hereof, hire on a part-time basis any secretary designated by Executive. Executive shall designate the compensation to be received by such secretary; provided, however, such compensation shall not be greater than the compensation to be received by Executive hereunder and any and all compensation to be received by such secretary shall be deducted (in the same pay cycle) from the compensation payable by the Company to Executive hereunder.

(b)	For the Term hereof, and for so long as Executive desires
thereafter, the Company shall provide to Executive a seat on the firm's equity trading desk, with direct access to appropriate equipment, for purposes of giving Executive the ability to buy, sell and trade securities for his personal purposes, at the direct cost of such securities, plus $50 per ticket, payable to the Company. During such period, Executive agrees to act in accordance with all applicable laws, regulations and rules and shall follow all applicable procedures. Notwithstanding the foregoing, the Company shall not be obligated to provide Executive with a seat on the firm's equity trading desk during any period during which Executive does not maintain any appropriate licenses or registrations, but shall permit Executive to make trades and place orders for his own or family accounts through the firm's equity trading desk, at the direct cost of such securities, plus $50 per ticket, payable to the Company. In the event that Executive desires to conduct trading activities from a location other than at the Company's offices, the Company, at its sole expense, shall during the Term and as long as Executive desires thereafter (whether or not Executive maintains appropriate licenses or registrations), provide and maintain, to the extent permitted by relevant regulatory authorities, comparable equipment at such location to enable Executive to conduct such trading activities.

(c)	For the Term hereof, and for so long thereafter as Executive desires, the Company shall cooperate and assist Executive to maintain his securities licenses and registrations as well as his membership in the New York Society of Securities Analysts and such other similar professional organizations as Executive shall reasonably desire, and shall pay any reasonable costs and fees related thereto.

(d)	Notwithstanding anything to the contrary contained herein,
Executive's trading activities, other than those for his own account, will be subject to the direction and supervision of the Board pursuant to the guidelines attached as Exhibit C hereto, which guidelines are those guidelines in effect as of April 1, 1997 (the "Guidelines") and any applicable rules and regulations. The Guidelines may only be amended upon the unanimous vote of the members of the Board present, in person or by telephone, at a meeting of the Board held upon not less than 24 hours confirmed notice to all Board members or upon Executive's written consent.

(e)	For the Term hereof, and for so long thereafter as Executive desires, the Company shall reimburse Executive for the reasonable costs of annual physical examinations and the services of a CPA to prepare Executive's federal and state tax returns.

(f) 	The parties acknowledge and agree that they intend that the
obligations contained in Sections 3(e), 5(a), 5(b), 5(c) and 5(e) hereof shall, except as expressly provided to the contrary in such sections, survive the termination of this Agreement.

6.	Notice.

Any notice to be given by either party under this Agreement shall be in writing, mailed by certified mail and return receipt requested or U.S. nationally recognized overnight courier service, and addressed to the other party at the address stated herein or such other address as may subsequently have been furnished by such other party in writing. Any such notice shall be deemed to have been given on the date of mailing. Notices to the Company shall be sent as follows:

80 Main Street
West Orange, New Jersey  07052
Attn:  Chairman of the Board

and notices to the Executive shall be sent to him at:

54 Tulip Road, Llewellyn Park
West Orange, New Jersey  07052

Each party shall provide notice to the other party of any change in address.

7.	Governing Law.

This Agreement has been executed and delivered in the State of New Jersey and shall in all respects be governed by and construed and enforced in accordance with the laws of New Jersey, including all matters of construction, validity, and performance.

8.	Entire Agreement.

This Agreement constitutes the entire agreement of the parties with respect to the Executive's employment and his compensation therefor; provided, however, that this Agreement shall not limit or in any way affect the rights, duties or obligations that the Executive may have under any benefit plan of the Company, including, but not limited to, any pension plan, profit-sharing plan, or medical or health plan, except as may specifically be set forth herein.

9.	Modifications, etc.

No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing specifically referring to this Agreement and signed by both parties.

10.	Enforcement of Agreement.

The failure of either party at any time to enforce any of the provisions of this Agreement or to require performance by the other party of any of the provisions hereof shall not operate as or be construed as a waiver of such provisions or to affect either the validity of this Agreement, or any part hereof, or the right of either party thereafter to enforce each and every provision in accordance with the terms of this Agreement.

11.	Severability.

The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects and to the fullest extent permitted by law as if such invalid or unenforceable provision were omitted.

12.	Binding Agreement; Assignment.

This Agreement shall be binding upon and shall inure to the benefit of the Company and any legal successor to the Company shall be deemed to be substituted for the Company under the provisions hereof.

This Agreement shall also be binding upon and shall inure to the benefit of the Executive, his heirs, executors, legal representatives and assigns.

Other than as set forth above in this Section 12, neither the Company nor Executive shall have the right to assign its or his obligations or duties hereunder. However, notwithstanding anything to the contrary contained in Section 4 hereof, in the event that the Company proposes to Executive, in connection with a sale of all or a substantial portion of the assets of the Company to an entity with tangible net equity equal to or greater than that of the Company as of such date, that the Executive consent to the assignment of the Company's obligations and duties hereunder (and the right to Executive's services hereunder) to such purchaser, and Executive does not give such consent, then the Company shall have the right in its discretion, effective upon the consummation of the above-referenced sale, to terminate this Agreement. If the Company so terminates, the Executive shall have such rights as provided for in Section 4(c) above.

13.	Arbitration.

Any claims, controversies, demands, disputes or differences between or among the parties hereto or any persons bound hereby arising out of, or by virtue of, or in connection with, or otherwise relating to this Agreement shall be submitted to and settled by arbitration conducted in Newark, New Jersey before one or three arbitrators, each of whom shall be knowledgeable in the fields of employment law and investment banking. Such arbitration shall otherwise be conducted in accordance with the rules then obtaining of the American Arbitration Association. The parties hereto agree to share equally the responsibility for all fees of the arbitrators, abide by any decision rendered as final and binding, and waive the right to appeal the decision or otherwise submit the dispute to a court of law for a jury or non-jury trial. Notwithstanding the foregoing, the successful party to the arbitration shall be entitled to reimbursement of fees and expenses from the losing party in an amount not to exceed $50,000.00. The parties hereto specifically agree that neither party may appeal or subject the award or decision of any such arbitrator(s) to appeal or review in any court of law or in equity or by any other tribunal, arbitration system or otherwise. Judgement upon any award granted by such an arbitrator(s) may be enforced in any court having jurisdiction thereof.


IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized representatives on the day and date first above written.

ATTEST:						RYAN, BECK & CO., INC.
/s/ David P. Downs					By: /s/ Matthew R. Naula
							MATTHEW R. NAULA
							Executive Vice President

WITNESS:
 /s/ Anne Marie Garvey					/s/ Fenwick H.
Garvey
							FENWICK H. GARVEY

EXHIBIT B











Ryan, Beck & Co., Inc.
80 Main Street
West Orange, NJ 07052

Re:	Termination of Employment

Gentlemen:

Pursuant to the provisions of Section 3(d) of that certain employment agreement (the "Agreement"), dated May ___, 1997, by and between myself and Ryan, Beck & Co., Inc. (the "Company"), my employment with the Company has been terminated as of _______.
This letter is the Notice of Resignation, Confidentiality Agreement and Mutual Release (the "Release Agreement") described in Section 3(d) of the Agreement.

In consideration of (i) the compensation payable to me pursuant to
Section 3 of the Agreement; (ii) other good and valid consideration to which I would not otherwise be entitled ("Additional Consideration"), the receipt and sufficiency of which is hereby acknowledged; and (iii) the mutual covenants and premises contained herein and intending to be legally bound hereby, I hereby:

1.	Resign from all positions with the Company and its
subsidiaries (including, without limitation, as Senior Advisor to the Board of Directors of the Company and otherwise as an officer, employee, representative or agent) effective immediately.

2.	Release the Company from any and all obligations under the
Agreement, other than post-employment obligations, if any.

3.	Release the Company (including its subsidiaries and affiliates and its present and former officers, directors and employees), other than (i) from its obligations under the terms of this letter,
(ii) from post-employment obligations arising under the Agreement or (iii) from obligations regarding the benefit plans of the Company as to which I am a beneficiary, from all claims and rights which I may have against the Company, including those of which I am not aware. This applies to claims which now exist or may exist in the future, including but not limited to, those related to my employment. To the extent this release also covers all past and present officers, directors, employees and agents of the Company, it does so except for matters completely unrelated to the business and operation of the Company. This release will bind anyone who succeeds to my rights. Notwithstanding the foregoing, the release shall not affect the Company's obligations regarding indemnification and/or advancement of expenses arising under New Jersey statute law, the Articles of Incorporation or Bylaws of the Company or any other agreement regarding such matters existing between the Company and me.

4.	Agree that I will not influence any employee(s) of the Company to leave the employ of the Company or at any time influence any employee of the Company to give less than his/her undivided loyalty to the Company.

5.	Agree that I will not disclose any information about the
business or operation of the Company to any competitor, customer of the Company, the business public at large or any other third person the disclosure of which might reasonably be construed as contrary to the best interest of the Company and I further agree that I will not speak badly of the Company or its officers or employees.

6.	Acknowledge that I was advised in writing to consult with an attorney before signing this Release Agreement, and that the Company advised me that I had twenty-one (21) calendar days within which to consider this Release Agreement before signing it.

7.	Acknowledge that I understand that I have seven (7) calendar days after executing this Release Agreement within which to revoke the waiver and release of claims under the Age Discrimination in Employment Act and the Law Against Discrimination (New Jersey) only.

8.	Acknowledge that I have had the opportunity to investigate any potential claims against the Company and that I am waiving any such claims.

9.	Acknowledge that I fully understand the terms of this Release
Agreement; that I am entering into it voluntarily without any coercion on the part of any person; and that I was given adequate time to consider all implications and to freely and fully consult with and seek the advice of whomever I deemed appropriate.

10.	Acknowledge that each provision hereof, including without
limitation the periods of time and types and scopes of restrictions on the activities of such person specified herein are and are intended to be divisible, and if any portion hereof (including any sentence, clause or part) shall be held contrary to law or invalid or unenforceable in any respect in any jurisdiction, or as to one or more periods of time, areas or business activities or any part thereto, the remaining provisions shall not be affected but shall remain in full force and effect as to the other remaining parts, and any such invalid or unenforceable provision shall be deemed, without further action on the part of any person, modified, amended and limited to the extent necessary to render the same valid and enforceable in such jurisdiction.

In consideration for the above terms and conditions of the Company will:

1.	Release me, other than from obligations under the terms of
this letter or my post-employment obligations under the Agreement, from all claims and rights which it may have against me including those of which it is not aware. This applies to claims which may exist or may exist in the future, including, but not limited to, those relating to my employment; and

2.	[severance payments].

You may accept the terms on this letter by executing a copy and returning it to me within five days from the date of this letter.

Very truly yours,



AGREED TO AND ACCEPTED:

Ryan, Beck & Co., Inc. and Subsidiaries


By:

Dated:


	EXHIBIT C

	FHG
	OVERNIGHT POSITION
	TRADING LIMITS


I)	Overall Limit Long:		$1,500,000
Overall Limit Short:		$   750,000
Overall Combined:		$2,000,000


II)	Types of Securities
1.	Listed and NASDAQ National Market
2.	Covered Options


III)	Per Issue
1.	$500,000 - long
2.	$500,000 - short


IV)	Cannot exceed volume limit that would trigger market maker status.

V)	Two members of Senior Management Group may approve increase in overnight position trading limit.

VI)	If not physically at trading position either on or off site or otherwise unavailable by telephone or beeper, management has authority to trade or liquidate a position or positions.

VII)	All trading must be in compliance with and subject to all regulatory agency rules.


EXHIBIT 10.15

MEMBERSHIP AGREEMENT

The continued membership of Ryan Beck & Co., Inc. ("Ryan Beck") in the National Association of Securities Dealers, Inc. ("NASD") is contingent upon the execution of this Membership Agreement ("Agreement") and its submission to the New York District Office, located at 33 Whitehall Street, New York, NY 10004-2193.

This Agreement shall remain in effect and bind Ryan Beck and all of its successors to ownership or control unless this Agreement is changed, removed, or modified pursuant to applicable NASD rules.

A. Undertakings

Ryan Beck undertakes to: (1) engage only in the business set forth in this Agreement; (2) abide by any restriction specified in Section C below; (3) obtain the prior approval of NASD Regulation pursuant to Rule 1017 before removing or modifying any restrictions imposed; and (4) notify and obtain the prior approval of NASD Regulation pursuant to Rule 1018 before effecting a change in ownership or control, or a material change in business operations.

B. Business Activities

The activities in which Ryan Beck may engage are based on its business plan together with the information provided during or subsequent to the membership application process. Ryan Beck represents that it will not engage in any activities which were not proposed during or subsequent to the membership application process, and consequently, were not reviewed by NASD Regulation during that process or subsequent thereto. In this regard, Ryan Beck represents that it will o perate within the scope of the following business activities:

(1) Maintain a minimum net capital requirement of $250,000 pursuant to SEC Rule 15c3-1 (a)(2)(i);

(2) The Finn will operate under the full provisions of SEC Rule 15c3-3 for the redemption of customer municipal coupons. The Firm will hold future interest only coupons and will not hold customer funds or safekeep customer securities. All other general securities transactions will be cleared on a fully-disclosed basis with Pershing;

(3) A. Broker or dealer retailing corporate equity securities over-the-counter;
B.	Broker or dealer selling corporate debt securities;
C.	Underwriter or selling group participant;
D.	Municipal securities dealer;
E.	Municipal securities broker;
F.	Put and call broker or dealer or option writer;
G.	Mutual fund retailer on a wire-order and fully-disclosed basis;
H.	Broker or dealer selling variable life insurance or annuities;
I.	Broker or dealer making inter-dealer markets in corporate securities over-the-counter;
J.	Trading securities for own account; and
K.	Operate three (3) OSJ Branch Offices located as follows: Bala Cynwyd,
Pennsylvania, conducting retail sales and corporate finance advisory services; West Palm Beach, Florida, conducting retail sales; Shrewsbury,
New Jersey, conducting retail sales; and one (1) non-OSJ Branch Office located at Chicago Illinois, conducting corporate finance advisory services.

C. Restrictions

The following restrictions have been previously imposed on Ryan Beck, and shall remain in effect until modified or removed by NASD Regulation in accordance with Rule 1017 and the application process outlined therein:

None.

D. Notifications

Ryan Beck will promptly notify NASD Regulation through the District Office where it maintains its principal place of business in the event of

(1) changing its: (a) clearing entity or service bureau, or method of clearance (b) method of bookkeeping or recordkeeping, i.e. computer to manual or utilizing an outside computer service;

(2) the Firm's intent to open a branch office and obtain prior approval from the District Office; and

(3) any significant change of the firm's key personnel, including but not limited to, change or loss of the (General, DPP, etc.) Securities
Principal, Chief Compliance Officer, and/or Financial and Operations
Principal.

E. Certification

Pursuant to Article III, Section 1, of the NASD By-Laws, Ryan Beck agrees:

(1) to comply with the federal securities laws, the rules and regulations thereunder, the rules of the Municipal Securities Rulemaking Board and the Treasury Department, the By-Laws of the NASD, NASD Regulation, and Nasdaq, the Rules of the Association, and all rulings, orders, directions, and decisions issued and sanctions imposed under the Rules of the Association;

(2) to pay such dues, assessments, and other charges in the manner and amount as from time to time shall be fixed pursuant to the NASD By-Laws, Schedules to the NASD ByLaws, and the Rules of the Association; and

(3) that this Agreement has been executed on behalf of, and with the authority of, said Applicant. The undersigned and Applicant represent that the information and statements contained within the application and other information filed are current, true, and complete. The undersigned and Applicant further represent that to the extent any information previously submitted is not amended, such information is currently accurate and complete and agree that the information contained in Form BD will be kept current and accurate by proper amending the form as changes occur.

Any activity that does not conform to the provisions set forth in this Agreement may form the basis for disciplinary action by the Association against Ryan Beck, its owners, or associated persons.

Signature:
/s/ Ben A. Plotkin
Ben Plotkin, President & Chief Executive Officer

2/27/98
Date

EXHIBIT 12

RYAN, BECK & CO. INC. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES

		YEARS ENDED DECEMBER 31
		PRO-FORMA	1997	1996	1995	1994	1993	1992

Earnings:

Income (loss) before
 provision (benefit)
 for income taxes	$6,739	$6,139	$357	$2,866	$7,880	$6,785	$5,586

Add:

Interest expense	774	816	1,096	473	200	127	107
Rental expense
 representative of
 interest factor	249	295	214	196	172	193	197

Earnings for
computation purposes	$7,762	$7,250	$1,667	$3,535	$8,252	$7,105	$5,890

Fixed charges:

Interest expense-net	$774	$816	$1,096	$473	$200	$127	$107
Rental expense
 representative of
 interest factor	249	295	214	196	172	193	197
Pretax effect of
 dividends on
 preferred stock	0	223	317	299	435	-	-

Combined fixed charges	$1,023	$1,334	$1,627	$968	$807	$320	$304

Ratio of earnings to
 combined fixed charges 	7.6	5.4	1.0	3.7	10.2	22.2	19.4



EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement No. 333-33427 of the Ryan, Beck & Co., Inc. (the "Company") 1997 Employee Restricted Stock Purchase Plan on Form S-8 of our report dated February 20, 1998, appearing in the Annual Report on Form 10-K of Ryan, Beck & Co., Inc. for the year ended December 31, 1997. We also consent to the incorporation by reference in the Registration Statement No. 333-30325 of the Company for the 1996 Stock Option Plan and the Amended and Restated Ryan, Beck & Co., Inc. Restricted Stock Grant Plan on Form S-8 of our report dated February 20, 1998, appearing in the Annual Report on Form 10-K of Ryan, Beck & Co., Inc. for the year ended December 31, 1997.

New York, New York
March 11, 1998
 THIS DOCUMENT CONTAINS AUTOMATIC PARAGRAPH NUMBERING.



3


1

F20
















29