Form 10-K/A
period 1997-12-31
RYAN BECK & CO INC
filed 1998-03-12
CIK 793280

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

Deloitte & Touche LLP

New York, New York
February 20, 1998



















	INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Ryan, Beck & Co., Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Ryan, Beck & Co., Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryan, Beck & Co., Inc. and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Trien, Rosenberg, Felix,
  Rosenberg, Barr & Weinberg, LLP

February 5, 1996
Morristown, New Jersey


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

PART IV

Item 14.  	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
REPORTS ON FORM 8-K

(a)	FINANCIAL STATEMENTS
		Page
	All Consolidated Financial Statements

(a)	Independent Auditors' Reports	F1 - F2

(b)	Consolidated Statements of Financial Condition
	at December 31, 1997 and 1996	F3

(c)	Consolidated Statements of Income for the
	years ended December 31, 1997, 1996 and 1995	F4

(d)	Consolidated Statements of Changes in Stockholders'
	Equity for the years ended December 31, 1997, 1996
	and 1995	F5

(e)	Consolidated Statements of Cash Flows for the
	years ended December 31, 1997, 1996 and 1995	F6

(f)	Notes to the Consolidated Financial Statements	F7 - F20

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

12.	Statement re: computation of ratios.

21.	Subsidiaries (incorporated by reference to Exhibit 21 of the
1994 Form 10-K)

23.1  	Consent of Deloitte & Touche LLP

23.2 	Consent of Trien, Rosenberg, Rosenberg, Weinberg, Ciullo
& Fazzari

23.3 	Consent of Trien, Rosenberg, Rosenberg, Weinberg, Ciullo
& Fazzari


27.		Financial Data Schedule

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

With respect to any Nomination, each notice shall also set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or em-ployment of each such nominee, (iii) the number of shares of stock of the Corporation which are beneficially owned by each such nominee, and (iv) such other information as would be required by the federal securities laws and the rules and regulations promulgated thereunder in respect of an individual nominated as a director of the Corporation and for whom proxies are solicited by the Board of Directors of the Corporation. Each such notice shall be accompanied by a letter to the Corporation, signed by each such nominee, consenting to be named as a nominee in the Corporation's proxy statement and to serve as a director if elected.

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

	ARTICLE VII
	AMENDMENTS TO AND EFFECT OF BY-LAWS
	FISCAL YEAR

1.	Force and Effect of By-Laws. -- These by-laws are subject to the provisions of the New Jersey Business Corporation Act and the Corporation's certificate of incorporation, as it may be amended from time to time. If any provision in these by-laws is inconsistent with a provi-sion in that Act or the certificate of incorporation, the provision of that Act or the certificate of incorporation shall govern.

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



EXHIBIT 23.1

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

New York, New York
March 12, 1998

EXHIBIT 23.2

CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


Ryan, Beck & Co. and Subsidiaries

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Ryan, Beck & Co., Inc. (the "Company") pertaining to the Ryan, Beck & Co., Inc. 1997 Employee Restricted Stock Purchase Plan of our report dated February 5, 1996, with respect to the consolidated statements of financial condition of the Company as of December 31, 1995 and 1994 and the related consolidated statements of cash flows for the two years then ended, which report is incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.


TRIEN, ROSENBERG, ROSENBERG,
 WEINBERG, CIULLO & FAZZARI, LLP

Morristown, New Jersey
August 11, 1997


EXHIBIT 23.3

CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


Ryan, Beck & Co. and Subsidiaries

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Ryan, Beck & Co., Inc. (the "Company") pertaining to the Ryan, Beck & Co., Inc. 1996 Stock Option Plan and the Amended and Restated Ryan, Beck & Co., Inc. Restricted Stock Grant Plan of our report dated February 5, 1996, with respect to the consolidated statements of financial condition of the Company as of December 31, 1995 and 1994 and the related consolidated statements of cash flows for the two years then ended, which report is incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.


Trien, Rosenberg, Rosenberg,
  Weinberg, Ciullo & Fazzari, LLP

Morristown, New Jersey
June 27, 1997

 THIS DOCUMENT CONTAINS AUTOMATIC PARAGRAPH NUMBERING.



3


1

F-29

F-3

93