Form 10-Q
period 1998-03-31
RYAN BECK & CO INC
filed 1998-05-15
CIK 793280

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[  ]     TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the transition period from December 31, 1997 to March 31, 1998

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

                                  973-597-6000
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

At April 30, 1998 there were 3,764,787 shares of Common Stock, par value $.10 per share, outstanding.

                             RYAN, BECK & CO., INC.

                                      INDEX


                                                                     Page Number

Part 1. Financial Information..................................................1

   Item 1. Financial Statements

           Consolidated Statements of Financial
           Condition as of March 31, 1998 and December 31, 1997................2

           Consolidated Statements of Income for
           the Three Months Ended March 31, 1998 and 1997 .....................3

           Consolidated Statements of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 1998 and 1997...........4
           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998 and 1997..............5 - 6

           Notes to Interim Consolidated Financial Statements...............7-8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................9 - 12

Part II.  Other Information..............................................12 - 15

       Signatures.............................................................15

Part 1.           Financial Information

    Item 1.       Financial Statements

      The following unaudited consolidated financial statements of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

      The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


                                          RYAN, BECK & CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (In thousands, except share data)

                                                                            March 31,                December 31,
                                                                               1998                      1997
                                                                            (unaudited)
ASSETS
Cash and cash equivalents............................................     $      335                  $   7,406
Cash segregated under federal and other regulations..................             11                          8
Receivable from:
 Clearing agent......................................................          5,016                          -
 Brokers and dealers.................................................            189                         52
 Accrued revenues....................................................            953                        216
 Other...............................................................            239                        366
Securities owned, at market value ...................................         25,683                     43,989
Deferred income taxes................................................          1,092                      1,056
Goodwill.............................................................          2,546                          -
Property and equipment, at cost, less
  accumulated depreciation and amortization..........................          2,879                      2,867
Other assets.........................................................          2,742                        632
                                                                          ----------                  ---------

Total assets ........................................................     $   41,685                  $  56,592
                                                                          ==========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to clearing broker...........................................     $        -                  $  22,874
Securities sold, but not yet purchased, at market value..............          4,273                      3,120
Accrued employee compensation and benefits...........................          4,660                      3,381
Accounts payable and other accrued expenses .........................          3,071                      2,739
Bank note payable....................................................          1,815                      1,926
Income taxes payable.................................................            960                        891
                                                                          ----------                  ---------

Total liabilities....................................................         14,779                     34,931
                                                                          ----------                  ---------

Subordinated loan....................................................         10,000                      7,000
                                                                          ----------                  ---------

Stockholders' equity:
 Common stock - $.10 par value
     Authorized:  30,000,000 shares
     Issued:  3,850,475 shares at March 31, 1998
     and 3,676,691 shares at December 31, 1997.......................            385                        368
 Additional paid-in capital..........................................         12,478                     11,602
 Retained earnings...................................................          5,053                      3,724
 Treasury stock, at cost, 88,000 common shares
     at March 31, 1998 and December 31, 1997.........................           (624)                      (624)
 Unearned compensation - restricted stock grants.....................           (386)                      (409)
                                                                          ----------                 ----------
Total stockholders' equity...........................................         16,906                     14,661
                                                                          ----------                 ----------

Total liabilities and stockholders' equity ..........................     $   41,685                 $   56,592
                                                                          ==========                 ==========


See accompanying notes to interim consolidated financial statements.

                                          RYAN, BECK & CO., INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except per share data)
                                                        (Unaudited)

                                                                                         Three months ended
                                                                                  March 31,                 March 31,
                                                                                    1998                      1997
                                                                                    ----                      ----
Revenues:
     Principal transactions...............................................      $    4,526                   $  3,875
     Investment banking...................................................           6,354                      1,859
     Commissions..........................................................           1,632                      1,154
     Interest and dividends...............................................             338                        349
     Other................................................................             197                         30
                                                                                ----------                   --------
     Total revenues.......................................................          13,047                      7,267
     Interest expense.....................................................             157                        204
                                                                                ----------                   --------
     Net revenues.........................................................          12,890                      7,063
                                                                                ----------                   --------

Non-interest expenses:
     Compensation and benefits............................................           7,898                      4,588
     Floor brokerage, exchange and clearance fees.........................             651                        547
     Communications.......................................................             482                        371
     Occupancy, equipment rental and depreciation.........................             421                        234
     Professional fees....................................................             408                        315
     Advertising and market development...................................             320                        163
     Other................................................................             469                        318
                                                                                ----------                  ---------
     Total non-interest expenses..........................................          10,649                      6,536
                                                                                ----------                  ---------

Income before provision for income taxes..................................           2,241                        527

     Provision for income taxes...........................................             876                         96
                                                                                ----------                  ---------

Net income................................................................      $    1,365                  $     431
                                                                                ==========                  =========

Earnings per common share
     Basic................................................................      $      .37                  $     .12
     Diluted..............................................................      $      .37                  $     .12

Cash dividends declared...................................................      $      .01                  $     .05

Weighted average number of shares
     Basic................................................................           3,652                      3,167
     Diluted..............................................................           3,674                      3,503



See accompanying notes to interim consolidated financial statements.

                     RYAN, BECK & CO., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                 Unearned     Unearned               Total
                                                         Additional            Compensation     ESOP                Stock-
                                       Common   Preferred Paid-in    Retained  Restricted      Compen-   Treasury  holders'
                                       Stock      Stock   Capital    Earnings  Stock Grants    sation      Stock    Equity
                                       ------   --------- -------    --------  ------------    -------    --------  -------
Three months ended March 31, 1997

Balance at January 1, 1997               $325      $40    $11,875       $246      $  (173)    $ (520)     $ (624)  $ 11,169
Forfeiture of restricted stock grants
     (20,498 shares)                      (2)        -      (108)          -          110          -           -          -
Unearned compensation -
   restricted stock grants (10,000 shares)  -        -          -          -          (40)         -           -        (40)
Amortization of restricted stock grants -
   unearned compensation                    -        -          -          -           22          -           -         22
Forfeiture of restricted stock grants       -        -          -          -          (23)         -           -        (23)
Amortization of ESOP
   unearned compensation                    -        -          -          -           -          26           -         26
Net Income                                  -        -          -        431           -           -           -        431
Cash dividends declared:  common            -        -          -       (158)          -           -           -       (158)
                          preferred         -        -          -        (48)          -           -           -        (48)
                                        -----    -----    -------    -------     ------      -------      -------  --------

Balance at March 31, 1997               $ 323    $  40    $11,767    $   471     $  (104)    $  (494)     $ (624)   $11,379
                                        =====    =====    =======    =======     =======     ========     =======  ========


Three months ended March 31, 1998

Balance at January 1, 1998               $368  $     -    $11,602     $3,724      $ (409) $        -      $ (624)   $14,661
Issuance of 167,742 shares for
   acquisition of Cumberland
   Advisors, Inc.                          17        -        828          -           -           -           -        845
Unearned compensation - restricted
   stock grants (6,242 shares)              1        -         49          -         (50)          -           -          -
Amortization of restricted stock grants -
   unearned compensation                    -        -          -          -          73           -           -         73
Cancellation of restricted stock grants
   issued under Discretionary Incentive
   Bonus Program (200 shares)             (1)        -        (1)          -           -           -           -         (2)
Net Income                                  -        -          -      1,365           -           -           -      1,365
Cash dividends declared:  common            -        -          -        (36)          -           -           -        (36)
                                       ------ --------    -------   --------     -------   ----------     ------   --------

Balance at March 31, 1998              $  385 $      -    $12,478   $  5,053     $ (386)   $       -      $ (624)   $16,906
                                       ====== ========    =======   ========     =======   ==========     ======   =======



See accompanying notes to interim consolidated financial statements.


                                          RYAN, BECK & CO., INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                        (Unaudited)


                                                                                              Three months ended
                                                                                     March 31,                 March 31,
                                                                                        1998                     1997
                                                                                        ----                     ----
Cash flows from operating activities:
     Net income.................................................................        $ 1,365              $    431

     Non-cash items included in net income:
           Goodwill amortization................................................             14                     -
           Depreciation and amortization........................................            154                    57
           Amortization of restricted stock grants..............................             73                    22
           Forfeiture of restricted stock grants................................             (2)                  (23)
           Amortization of ESOP unearned compensation...........................              -                    26
           Deferred income taxes................................................            (36)                  (33)
      (Increase) decrease in operating assets:
           Cash segregated under federal and other regulations..................             (3)                   (8)
                Receivables:
                   Clearing agent...............................................         (5,016)                    -
                   Brokers and dealers .........................................           (137)                 (130)
                   Accrued revenues.............................................           (737)                  (26)
                   Other........................................................            127                   188
           Securities owned, at market value....................................         18,306                 8,215
           Prepaid income taxes.................................................              -                   386
           Other assets.........................................................         (2,110)                  (35)

      Increase (decrease) in operating liabilities:
                   Payable to clearing broker...................................        (22,874)               (4,012)
                   Securities sold, but not yet purchased,
                   at market value..............................................          1,153                (3,374)
                   Accrued employee compensation and benefits...................          1,167                  (314)
                   Accounts payable and other accrued expenses..................            444                  (658)
                   Income taxes payable.........................................             69                     -
                                                                                      ---------           -----------

Net cash provided by (used in) operating activities.............................         (8,043)                  712
                                                                                      ----------          -----------


                                          RYAN, BECK & CO., INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                        (Unaudited)


                                                                                           Three months ended
                                                                                   March 31,                  March 31,
                                                                                      1998                      1997
                                                                                      ----                      ----
Cash flows from investing activities:
     Capital expenditures, net..................................................         (166)                    (302)
     Goodwill from acquisition of
           Cumberland Advisors, Inc...............................................     (1,715)                       -
                                                                                     ---------               ---------
                                                                                       (1,881)                    (302)

Cash flows from financing activities:
     Proceeds from subordinated loan............................................       10,000                        -
     Principal repayments of subordinated loan..................................       (7,000)                       -
     Principal repayments of bank note payable..................................         (111)                       -
     Common stock repurchased for restricted stock grants.......................            -                      (40)
     Principal payments of ESOP obligation .....................................            -                      (35)
     Dividends paid:  common....................................................          (36)                    (158)
                      preferred.................................................            -                      (48)
                                                                                     --------                ---------
     Net cash provided by (used in) financing activities........................        2,853                     (281)
                                                                                     --------                ---------

Net increase (decrease) in cash.................................................       (7,071)                     129

Cash and cash equivalents at beginning of period................................        7,406                       13
                                                                                     --------               ----------

Cash and cash equivalents at end of period......................................     $    335                 $    142
                                                                                     ========                 ========

Supplemental disclosures of cash flow information: Cash paid during quarter for:
         Interest...............................................................     $    217                 $   236
         Income taxes...........................................................          844                       5
         Issuance of 167,742 shares for Cumberland Advisors, Inc................          845                       -


See accompanying notes to interim consolidated financial statements.

                     RYAN, BECK & CO., INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ryan, Beck & Co., Inc. (the "Company") as of March 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal and recurring nature.

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


2. Securities owned are reflected at market value. Securities in the Company's trading account consist of the following:


                                                        March 31,                  December 31,
                                                            1998                     1997
                                                       (unaudited)
                                                                      (In thousands)
         Debt obligations:
              States and municipalities................... $      11,029                  $      32,549
              Corporations................................         1,376                          1,368
              U.S. Government and agencies................           374                            372
         Corporate equity.................................        12,879                          9,675
         Other............................................            25                             25
                                                           -------------                  -------------

         Total............................................ $      25,683                  $      43,989
                                                           =============                  =============


3. Other assets includes an investment made on January 28, 1998 of $1,861,000 in 8% Cumulative Convertible Preferred Stock of a New Jersey based financial institution specializing in mortgage servicing. The carrying value of this investment approximates fair value.

4. The Company is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that the Company's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, the Company, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4 which provides for a minimum net capital based on the number and price of issues in which markets are made by the Company, not to exceed $1,000,000. At March 31, 1998 and December 31, 1997, the Company's net capital was approximately $14,591,000 and $13,443,000, respectively, which exceeded minimum net capital requirements by $13,591,000 and $12,443,000 respectively.


5.   Business Combination

     On February 9, 1998, the Company entered into a definitive agreement with BankAtlantic Bancorp, Inc. ("BankAtlantic"), whereby all of the Company's outstanding common shares would be acquired by BankAtlantic in an exchange for BankAtlantic's Class A Common Stock. The agreement establishes a fixed exchange ratio of .761 shares of BankAtlantic Class A Common Stock for each share of the Company's common stock. The agreement, when consummated, also will establish an incentive and retention pool, under which shares of BankAtlantic's Class A common stock equal in the aggregate to approximately 20% of the aggregate value of the shares of Class A Common Stock issued in the merger (excluding options issued in the merger in exchange for other options and excluding shares of Class A Common Stock issued in the merger in exchange for shares of Company Common Stock which were issued by the Company after February 9, 1998). The retention pool will be allocated to key employees of the Company and the allocated shares will be distributed after four years to an employee who remains with the Company for that period (subject to certain exceptions).

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

     On January 2, 1998, the Company repaid the outstanding temporary subordinated loan obligation of $7,000,000. On March 30, 1998, the Company borrowed $10,000,000 via a three year subordinated loan from BankAtlantic Bancorp at the prime rate.

6.   Recent Accounting Pronouncements

     Employers' Disclosures about Pensions and Other Postretirement Benefits

     In February 1998, the FASB released Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises and standardizes pension and other benefit plan disclosures that are to be included in the employer's financial statements. SFAS 132 does not change the measurement or recognition rules for pensions or other postretirement benefit plans. SFAS 132 will be effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for prior periods provided for comparative purposes would be required unless the information is not readily available. It is anticipated that this pronouncement would not have a material effect on the Company.


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

      a.      Statement of Financial Condition

      Total assets decreased by $14,907,000 or 26.3%, to $41,685,000 at March 31, 1998 from $56,592,000 at December 31, 1997. The decrease in assets is primarily due to a decrease in securities owned of $16,445,000 and cash and cash equivalents of $7,071,000. Partially offsetting these decreases was an increase in the amount due from the clearing agent of $5,016,000 and the recognition of goodwill (before amortization) of $2,560,000 with respect to the acquisition of Cumberland Advisors. The securities inventory decreased due to a decrease in municipal securities of $21,520,000, which was partially offset by an increase of $5,065,000 in corporate equity securities. The decrease in the municipal securities portfolio is attributed to larger positions held at year end because of reinvestment money coming due from bond maturities and redemptions in the month of January. The proceeds from the sale of the securities inventory were largely used to reduce the payable to the clearing broker of $22,874,000. The cash and cash equivalents balance at December 31, 1997 included $7,000,000 which was held in a short term money market fund and these proceeds were used to retire on January 2, 1998 a $7,000,000 temporary subordinated loan. On March 30, 1998, the Company borrowed $10,000,000 via a three year subordinated loan from BankAtlantic Bancorp at the prime rate. The proceeds of the loan were used to payoff the outstanding balance due to the clearing broker and the remaining portion of these loan proceeds were invested with the clearing broker. The recognition of goodwill of $2,560,000 resulted from the Company's acquisition of Cumberland Advisors on February 27, 1998, a New Jersey based money manager with approximately $400 million under management.

      b.      Results of Operations

              Three Months Ended March 31, 1998
              Compared With Three Months Ended March 31, 1997

      Net income for the three months ended March 31, 1998 was $1,365,000 compared to $431,000 during the three month period ended March 31, 1997. Diluted earnings per share increased 208.3% to $.37 per share for the three months ending March 31, 1998 from $.12 per share during the same period in 1997.

      Revenues

      Total revenues increased $5,780,000, or 79.5%, to $13,047,000 in the three months ended March 31, 1998 from $7,267,000 in the prior year period.

      Revenues from Principal Transactions

      Revenues from principal transactions increased $651,000, or 16.8%, to $4,526,000 in the three months ended March 31, 1998 from $3,875,000 in the comparable period in 1997. This increase is the result of an increase of $767,000 from trading equity securities and an increase of $82,000 from trading taxable securities, which was partially offset by a decrease in revenues attributed to tax-exempt securities of $197,000. The increase in revenues attributable to trading equity securities reflected a strong bank and thrift market as many of these securities hit new highs during the first quarter of 1998 as well as an increase in trading activity and a larger size sales force. The decrease in revenues attributable to trading tax-exempt securities reflected strong demand for new municipal issues and these revenues are included in investment banking revenues.

      Interest Rate Risk Management

      Interest rate risk arises from the possibility that changes in interest rates will affect the value of the Company's fixed income trading instruments. The Company will occasionally utilize a hedging strategy in its fixed-income trading activities as part of an overall plan to manage interest rate risk. The Company will occasionally sell short positions in U.S. Treasury futures in an effort to manage its interest rate risk and protect the profit margins associated with the trading of its fixed-income securities. These short positions expose the Company to off-balance-sheet risk of loss in the event that the changes in interest rates, and thus the value of the futures contracts, do not closely correlate with the changes in the value of the Company's fixed-income securities inventory. Gains and losses on the futures contracts are recognized currently in principal transaction revenue. At March 31, 1998, the notional value of open commitments under financial futures contracts was $1,000,000 with a negligible fair value liability.

      Revenues from Investment Banking

      Revenues from investment banking services increased $4,495,000, or 241.8%, to $6,354,000 in the three months ended March 31, 1998 from $1,859,000 in the comparable period in 1997. This increase was due to a $2,613,000 increase in revenues related to consulting, placement and valuation fees, an increase in revenue from underwriting equity securities of $1,460,000 and an increase in revenue from underwriting tax-exempt debt securities of $422,000. The increase in consulting, placement and valuation fees resulted from an increase in both revenues related to thrift conversions, mutual holding company formations and merger and acquisition advisory fees. The increase in consulting, placement and valuation revenues during the first quarter of 1998 was primarily due to three thrift conversions or mutual holding company formations which closed in the first quarter of 1998 as compared to no closings in the first quarter of 1997. Additionally, fee income from merger and acquisition advisory services was significantly higher during the first quarter of 1998 as a result of a general increase in the Company's merger and acquisition advisory work. The Company expects future revenues resulting from thrift conversions and mutual holding company formations could be volatile because of increased competition and a smaller universe of mutual institutions. The increase in revenue from underwriting equity securities is due to the closings of two trust preferred issues for financial institutions seeking additional capital for growth purposes which closed in the first quarter of 1998, as well as the closing of the Ryan, Beck Banking and Insurance Opportunity Trust, Series 6 as compared to revenues from the Ryan, Beck Banking Opportunity Trust, Series 4 in the first quarter of 1997. The increase in revenue from underwriting tax-exempt debt securities reflects increased levels of issuance of new municipal securities. Although there can be no assurances that it will be successful, the Company is attempting to diversify its revenue sources into related financial service companies.

      Commission Income

      Commission revenue increased $478,000, or 41.4%, to $1,632,000 for the quarter ended March 31, 1998 from $1,154,000 in the comparable period in 1997. The increase in commission revenue includes an increase in equity security commissions of $278,000 and an increase in mutual fund commissions of $185,000. This increase is reflective of continued strong demand for equity securities and mutual funds, as well as a larger sales force. Additionally, the Company continues to establish strategic alliances with mutual fund sponsors which has resulted in a larger selection of mutual funds for its customers.

Expenses

      Interest Expense

      Interest expense decreased $47,000, or 23.0% to $157,000 for the quarter ended March 31, 1998 from $204,000 in the comparable period in 1997. This decrease reflects lower average borrowings from the Company's clearing broker.

      Non-interest Expense

      Total non-interest expenses increased $4,113,000, or 62.9%, to $10,649,000 for the quarter ended March 31, 1998 from $6,536,000 in the comparable period in 1997. This increase is primarily attributable to an increase in compensation and benefits of $3,310,000, an increase of $187,000 in occupancy, equipment rental and depreciation, a $157,000 increase in advertising and market development and a $151,000 increase in other expenses. In addition, communication expense and floor brokerage, exchange and clearance fees increased by $111,000 and $104,000, respectively. The increase in compensation and benefits is mainly attributable to an increase in incentive accruals, which reflect the Company's first quarter 1998 performance and commission expense of $1,058,000 which was primarily associated with the sale of the two equity underwritings and the Unit Investment Trust. In addition, the increase in compensation and benefits was partly due to an increase in salary expense which reflected merit increases and an increase in staffing levels, as well as an additional charge of $341,000 for post-retirement benefits. The increase in occupancy and equipment expense is due to additional depreciation of leasehold improvements and equipment and rent expense at the Livingston, Shrewsbury and Chicago locations. The increase in advertising and market development expense is primarily due to an increase in printing costs associated with an increase in the number of financial institutions followed by the research department and additional costs associated with a new and expanded advertising campaign. The increase in other expenses is due to additional costs associated with computer related costs, goodwill amortization and professional membership fees. The increase in communication expense is due to additional quotation and telephone expenses associated with a larger sales force. The increase in floor brokerage, exchange and clearance fees is due to an increase in trade volume.

      Income tax expense increased $780,000, or 812.5%, to $876,000 from $96,000 due to an increase of pretax income of $1,714,000 and the receipt of $89,000 representing income tax refunds from amending prior years' tax returns in the first quarter of last year.

Liquidity and Capital Funds

      As of March 31, 1998, the Company's Consolidated Statement of Financial Condition reflects an essentially liquid financial position, with most of the Company's assets consisting of cash or assets readily convertible into cash. The Company's securities positions (both long and short) are, in most instances, readily marketable.

      The Company finances its business through a number of sources, consisting primarily of capital, funds generated by operations and short-term secured borrowings. The Company maintains a facility pursuant to which it may borrow additional funds on a secured short-term basis from its clearing broker at the prevailing federal funds rate plus 62.5 basis points. The amount available for borrowing under this facility is related to the level of securities inventory at the clearing broker which may be pledged as collateral. At March 31, 1998, there were no borrowings under this facility.

      On March 30, 1998, the Company borrowed $10,000,000 via a three year subordinated loan from BankAtlantic Bancorp Inc. at the prime rate. This loan qualifies as net capital under the Securities and Exchange Commission's ("SEC") Rule 15c3-1 and is included in net capital at March 31, 1998.

Part II.  Other Information

      Item 1.     Legal Proceedings

      Set forth below is information concerning certain litigation matters to which the Company is a party and in which there have been developments of a material nature during the quarter ended March 31, 1998. For information concerning other legal proceedings involving the Company, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      Due to various factors including but not limited to competition, current market conditions, legal and regulatory developments, and the timing of certain investment banking transactions, the Company's earnings can vary significantly from year to year. Although the Company believes it has meritorious defenses to all current legal actions it is possible that a settlement or an adverse outcome during a period with lower earnings could be considered material relative to the income in such a period. The Company is unable to estimate these amounts. The Company continues to believe the outcome of any litigation would not materially adversely affect the financial condition of the Company.

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

      Recently, the Company and RBFC argued a motion for summary judgment, or, alternatively, to enforce the settlement agreement with Inrevco whereby the third party defendants would be dismissed from the case. After oral argument, the Court denied the motion, ruling that the third party defendants are not entitled to be dismissed absent an agreement with the accountant-defendants. The Court expressed no view on the enforceability of the settlement agreement. Trial is currently scheduled to commence in the Morris County Superior Court - Law Division, on May 11, 1998.

      On or about December 13, 1994, a class action complaint was filed in the United States District Court for the Western District of Pennsylvania against the Company, Northwest Savings Bank ("Northwest"); Northwest Bancorp, MHC; RP Financial, Inc. and certain of Northwest's officers and directors. The complaint alleges violations of Sections 12(2) and 15 of the Securities Act of 1933, 15 U.S.C. sections 771(2) and 770; Section 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. sections 78j(b) and 78t(a); Rule l0b-5 promulgated by the Securities and Exchange Commission (17 C.F.R- section 240. 1 Ob-5); as well as various state law securities and common law claims.

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

      The Company entered into an agency agreement with Northwest in which Northwest agreed to defend and indemnify the Company. The Company believes that it possesses strong defenses to the claims and intends to defend the case vigorously. Given the recent filing of the suit, however, it is too soon to project the likely outcome.

      Item 2.     Recent Sales of Unregistered Securities

      During the three month period ended March 31, 1998, as partial consideration to purchase Cumberland Advisors, the Company issued a total of 167,742 shares of Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act") on February 27, 1998. These shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

      Item 3.     Defaults Upon Senior Securities

      Not applicable.

      Item 4.     Submissions of Matters to a Vote of Security Holders

      Not applicable.

      Item 5.     Other Materially Important Events

      Not applicable.


      Item 6.     Exhibits and Reports on Form 8-K

      (a)         Exhibits

                  Exhibit 2 - Plan of Reorganization [incorporated by reference to Exhibits 99(c) and 99(d) Acquisition Agreement with Exhibits and Merger Agreement (Cumberland) without Exhibits, respectively] of the Company's Report on Form 8-K filed on February 17, 1998.

                  Exhibit 27 - Financial Data Schedule

      (b)         Reports on Form 8-K

                  The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 17, 1998 to report the Company's announcement of a strategic alliance with BankAtlantic Bancorp and the Company's acquisition of Cumberland Advisors.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RYAN, BECK & CO., INC.

By:  BEN A. PLOTKIN
---------------------
  Ben A. Plotkin
  President and Chief Executive Officer
 (Principal Executive Officer)

By: LEONARD J. STANLEY
----------------------
Leonard J. Stanley
Senior Vice President, Chief Financial
and Administrative Officer
(Principal Financial and Accounting Officer)

Dated:
May 15, 1998